Form 10-K
period 2009-12-31
ETFS SILVER TRUST
filed 2010-03-31
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34412

ETFS SILVER TRUST
(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

ETFS Physical Silver Shares	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The registrant was formed on July 20, 2009 and no shares were outstanding at June 30, 2009.

Number of the registrant’s shares outstanding as of March 26, 2010:  7,200,000

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section herein.

PART I

Item 1. Business

ETFS Silver Trust (the “Trust”) is a common law trust, formed on July 20, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) between ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”). The assets of the Trust are anticipated to consist solely of silver bullion. The Trust is expected from time to time to issue Baskets (a “Basket” consists of a block of 100,000 shares issued by the Trust) in exchange for deposits of silver and to distribute silver in connection with redemptions of Baskets. ETFS Physical Silver Shares issued by the Trust (the “Shares”) represent units of fractional undivided beneficial interest in and ownership of the Trust and trade under the ticker symbol SIVR on the New York Stock Exchange Arca (“NYSE Arca” or the “Exchange”).

The Trust’s Sponsor is ETF Securities USA LLC. The Sponsor is a Delaware limited liability company formed on June 17, 2009, and is wholly-owned by ETF Securities Limited. The Trustee of the Trust is Bank of New York Mellon. The custodian of the Trust’s silver is HSBC Bank USA, National Association (the “Custodian”), a national banking association and a market maker, clearer and approved weigher under the rules of the London Bullion Market Association (“LBMA”).

The Trust is not managed like a corporation or an active investment vehicle. The Trust has no directors, officers or employees. It does not engage in any activities designed to obtain a profit from or to improve the losses caused by changes in the price of silver. The silver held by the Trust will only be delivered to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), distributed to Authorized Participants1 in connection with the redemption of Baskets or sold (1) on an as-needed basis to pay Trust expenses not assumed by the Sponsor, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The Trust has no fixed termination date.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.

The Trust’s assets grew from $1,376,000 at its inception to $139,223,967 at December 31, 2009 (the Trust’s fiscal year end). The number of Shares outstanding as at December 31, 2009 was 9,200,000.

This Annual Report is available free of charge upon request to the Investor Relations Department of the Sponsor at c/o ETF Securities USA LLC, 48 Wall Street, 11th Floor, New York, NY; (212) 918-4954. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.SEC.gov.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver bullion, less the expenses of the Trust’s operations. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in silver. An investment in physical silver requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Although the Shares will not be the exact equivalent of an investment in silver, they provide investors with an alternative that allows a level of participation in the silver market through the securities market.

[1] An “Authorized Participant” is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in DTC, (3) has entered into an “Authorized Participant Agreement” with the Trustee and the Sponsor and (4) has established an “Authorized Participant Unallocated Account” with the Custodian or another silver bullion clearing bank to effect transactions in silver bullion. Only Authorized Participants may place orders to create or redeem one or more Baskets. DTC means The Depository Trust Company, which is a limited purpose trust company organized under New York law, a member of the US Federal Reserve System and a clearing agency registered with the United States Securities and Exchange Commission (the “SEC”).

Strategy Behind the Shares

The Shares are intended to offer investors an opportunity to participate in the silver market through an investment in securities. The logistics of storing and insuring silver are dealt with by the Custodian and the related expenses are built into the price of the Shares. Therefore, the investor does not have any additional tasks or costs over and above those associated with dealing in any other publicly traded security.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding silver bullion. The Shares offer the following benefits:

•

Ease and Flexibility of Investment. The Shares will trade on the NYSE Arca and will provide institutional and retail investors with indirect access to the silver bullion market. The Shares are expected to be bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•

Expenses. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling silver bullion and storing and insuring silver bullion in a traditional allocated silver bullion account.

•

Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the silver temporarily being held in an unallocated silver account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of silver bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value, which is the value of the Trust’s assets less its liabilities (“NAV”), per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”), and London. While the Shares will trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global silver market will be reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Silver and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee will evaluate the silver held by the Trust and determine the NAV of the Trust.

At the Evaluation Time, the Trustee will value the Trust’s silver on the basis of that day’s “London Fix” (the price for an ounce of silver set by three market making members of the London Bullion Market Association (“LBMA”) at approximately 12:00 noon London time on each working day) or, if no London Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London Fix determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determine that the London Fix or last prior London Fix is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

Once the value of the silver has been determined, the Trustee will subtract all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place computed by reference to the value of the Trust or its assets), and other liabilities of the Trust from the total value of the silver and all other assets of the

Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day on which the valuation takes place. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee will also determine the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities will be conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements (defined below), Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor’s Fee will accrue daily at an annualized rate equal to 0.45% of the ANAV of the Trust and will be payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Presently, the Sponsor intends to waive a portion of its fee and reduce the Sponsor’s Fee to 0.30% for the first year of the Trust’s operations beginning on the Trust’s inception date and ending on July 24, 2010. After July 24, 2010, the Sponsor may renew its fee waiver, waive a larger or smaller portion of its fee or not renew its fee waiver. If the Sponsor does not continue its partial fee waiver after July 24, 2010, the full Sponsor’s Fee will accrue and be paid to the Sponsor for subsequent periods. The Sponsor is under no obligation to continue to waive all or part of the Sponsor’s Fee after the fixed end date of its waiver.

The Sponsor’s Fee shall be paid by delivery of silver to an account maintained by the Custodian for the Sponsor on an unallocated basis, monthly on the first business day of the month in respect of fees payable for the prior month. The delivery shall be of that number of ounces of silver which equals the daily accrual of the Sponsor’s Fee for such prior month calculated at the London Fix.

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment in cash of Trust expenses not assumed by the Sponsor. The Trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of silver. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, silver needed to cover Trust expenses not assumed by the Sponsor at a price at least equal to the price used by the Trustee to determine the value of the silver held by the Trust on the date of the sale.

The Sponsor was paid silver valued at $206,026 for the period covered by this report.

Silver and Share Pricing Information & Overview of London Silver Markets

Investors may obtain on a 24-hour basis silver pricing information based on the spot price for an ounce of silver from various financial information service providers. Current spot prices are also generally available with bid/ask spreads from silver bullion dealers. In addition, the Trust’s website (www.etfsecurities.com) will provide ongoing pricing information for silver spot prices and the Shares. Market prices for the Shares will be available from a variety of sources including brokerage firms, information websites and other information service providers. The NAV of the Trust will be published by the Sponsor on each day that the NYSE Arca is open for regular trading and will be posted on the Trust’s website.

The following provides a brief overview of the London silver markets.

The London Bullion Market

Although the market for physical silver is distributed globally, most Over-the-Counter (“OTC”) market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of silver. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this report from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams = 32.1507465 troy ounces and 1 troy ounce = 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. A London Good Delivery Bar must contain between 750 ounces and 1100 ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1000. A London Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a London Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

Once daily during London trading hours there is a fix which provides reference silver prices for that day’s trading. Many long-term contracts will be priced on the basis of the London Fix, and market participants will usually refer to this price when looking for a basis for valuations. The London Fix is the most widely used benchmark for daily silver prices and is quoted by various financial information sources.

Three Market Making members of the LBMA conduct the Silver Fixing meeting under the chairmanship of The Bank of Nova Scotia—ScotiaMocatta by telephone at 12:00 noon London time each working day. The other two members of the Silver Fixing are Deutsche Bank AG and HSBC Bank USA, National Association.

Orders are placed either with one of the three fixing members or with another bullion dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The silver price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London Fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

Futures Exchanges

The most significant silver futures exchanges are the COMEX and the Tokyo Commodity Exchange.

Future exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Future contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

An exchange does not buy or sell those contracts, but seeks to offer a transparent forum where members, on their own behalf or on the behalf of customers, can trade the contracts in a safe, efficient and orderly manner. During regular trading hours at the COMEX, the commodity contracts are traded through open outcry; a verbal auction in which all bids, offers and trades must be publicly announced to all members. Electronic trading is offered by the exchange after regular market hours. Except for brief breaks to switch between open outcry and electronic trading in the evening and the morning, silver futures trade almost 24 hours a day, five business days a week.

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels: internal and external governmental supervision. The internal is performed through self-regulation and consists of regular monitoring of the following: the open-outcry process to insure that it is conducted in conformance with all exchange rules; the financial condition of all exchange member firms to insure that they continuously meet financial commitments; and the positions of commercial and non-commercial customers to insure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and monitors their enforcement.

Deposit of Silver and Issuance of Shares

The Trust will create and redeem Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of silver represented by the Baskets being created or redeemed, the amount of which will be based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received. Authorized Participants are the only persons that may place orders to create and redeem Baskets.

All silver bullion deposited with the Custodian must be of at least a minimum fineness (or purity) of 999.0 parts per 1,000 (99.9%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Creation and redemption orders will be accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of silver in the United Kingdom when (1) banks in the United Kingdom, and (2) the London silver markets are regularly open for business. If such banks or the London silver markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day.

On any business day, an Authorized Participant may place an order with the Trustee to purchase one or more Baskets. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A purchase order so received is effective on the date it is received in satisfactory form by the Trustee. By placing a purchase order, an Authorized Participant agrees to deposit silver with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order (as explained under Creation and Redemption Transaction Fee below).

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required silver deposit amount by the third business day in London following the purchase order date. Upon receipt of the silver deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the silver deposit amount from the Authorized Participant Unallocated Account to the unallocated silver account of the Trust established with the Custodian by the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account.

Acting on standing instructions given by the Trustee, the Custodian will transfer the silver deposit amount from the Trust Unallocated Account to the allocated silver account of the Trust established with the Custodian by the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”) by transferring silver bars from its inventory to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

Withdrawal of Silver and Redemption of Shares

The procedures by which an Authorized Participant can redeem one or more Baskets will mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual owner of beneficial interests in the Shares (a “Shareholder”) to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under Creation and Redemption Transaction Fee below).

The redemption distribution from the Trust will consist of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account representing the amount of the silver held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of silver included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due.

Creation and Redemption Transaction Fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant will be required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsor. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice.

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at Ordinance House, 31 Pier Road, St. Helier, Jersey JE48PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor will not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint.

The Sponsor or one of its affiliates or agents (1) develops a marketing plan for the Trust on an ongoing basis, (2) prepares marketing materials regarding the Shares, including the content of the Trust’s website and (3) executes the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), will serve as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York

11217. BNYM is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to maintain capital, surplus and undivided profits of $150 million.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s silver as needed to pay the Sponsor’s Fee in silver (silver transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s silver and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s silver as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s silver. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor.

The ability of the Trustee and the Sponsor to monitor the performance of the Custodian may be limited because, under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian. In addition, the Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s silver or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian.

The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian or any subcustodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

The Trustee’s monthly fees and out-of-pocket expenses are paid by the Sponsor.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell silver or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Custodian

HSBC Bank USA, National Association will serve as the Custodian of the Trust’s silver. HSBC is a national banking association organized under the laws of the United States of America. HSBC is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. HSBC’s custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, HSBC’s London custodian operations are subject to supervision by the Financial Services Authority, an independent non-governmental which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA in the United Kingdom.

The Custodian’s Role

The Custodian is responsible for safekeeping for the Trust silver deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting its direct subcustodians, if any. The Custodian facilitates the transfer of silver in and out of the Trust through the unallocated silver accounts it will maintain for each Authorized Participant and the unallocated and allocated silver accounts it will maintain for the Trust. The Custodian is responsible for allocating specific bars of silver bullion to the Trust’s allocated silver account. The Custodian will provide the Trustee with regular reports detailing the silver transfers in and out of the

Trust’s unallocated and allocated silver accounts and identifying the silver bars held in the Trust’s allocated silver account.

The Custodian’s fees and expenses under the Custody Agreements are paid by the Sponsor.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell silver or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Description of The Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee will create Shares only in Baskets (a Basket equals a block of 100,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

Description of Limited Rights

The Shares do not represent a traditional investment and you should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

Distributions

If the Trust is terminated and liquidated, the Trustee will distribute to the Shareholders any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Trustee shall determine. Shareholders of record on the record date fixed by the Trustee for a distribution will be entitled to receive their pro rata portion of any distribution.

Voting and Approvals

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares. In addition, certain amendments to the Trust Agreement require advance notice to the Shareholders before the effectiveness of such amendments, but no Shareholder vote or approval is required for any amendment to the Trust Agreement.

Redemption of the Shares

The Shares may only be redeemed by or through an Authorized Participant and only in Baskets.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificates will be deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates will evidence all of the Shares outstanding at any time. Under the Trust Agreement, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers will be made in accordance with standard securities industry practice.

Custody of The Trust’s Silver

Custody of the silver bullion deposited with and held by the Trust will be provided by the Custodian at its London, England vaults, by subcustodians selected by the Custodian and by others acting on behalf of the subcustodians. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of silver in unallocated form. Acting on standing instructions given by the Trustee specified in the Custody Agreements, the Custodian will allocate silver deposited in unallocated form with the Trust by selecting bars of silver bullion for deposit to the Trust Allocated Account. All silver bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA.

The process of withdrawing silver from the Trust for a redemption of a Basket will follow the same general procedure as for depositing silver with the Trust for a creation of a Basket, only in reverse. Each transfer of silver between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of silver being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of silver held in the Trust Unallocated Account as of the close of each business day.

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below), represents, insofar as it describes conclusions as to US federal income tax law and subject to the limitations and qualifications described therein, the opinion of Katten Muchin Rosenman LLP, counsel to the Sponsor and special US tax counsel to the Trust. An opinion of counsel, however, is not binding on the Internal Revenue Service (the “IRS”) or on the courts, and does not preclude the IRS from taking a contrary position. The discussion below is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•	An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

•	A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•	An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

•

A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) is generally considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, will generally depend upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust will be classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the IRS on that basis.

Taxation of US Shareholders

Shareholders generally will be treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of silver to the Trust in exchange for the underlying silver represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the silver held in the Trust will be the same as its tax basis and holding period for the silver delivered in exchange therefor (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors as to the determination of the tax basis and holding period for the underlying silver related to such Shares.

When the Trust sells silver, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (2) the Shareholder’s tax basis for its pro rata share of the silver that was sold, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any silver sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the silver held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of silver sold, and the denominator of which is the total amount of the silver held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the silver remaining in the Trust will be equal to its tax basis for its share of the total amount of the silver held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the silver that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the silver held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the portion of its pro rata share of the silver held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying silver represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the silver received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the silver held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the silver received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the silver received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the silver held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the silver held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, which is treated as the basis of the silver received by the Shareholder in the redemption.

An Authorized Participant and other investors may be able to re-invest, on a tax-deferred basis, in-kind redemption proceeds received from exchange-traded products that are substantially similar to the Trust in the Trust’s Shares. Authorized Participants and other investors should consult their tax advisors as to whether and under what circumstances the reinvestment in the Shares of proceeds from substantially similar exchange-traded products can be accomplished on a tax-deferred basis.

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including silver bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any silver bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a taxpayer other than an individual US taxpayer are generally the same as those at which ordinary income is taxed.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and may not be deductible at all for alternative minimum tax purposes.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying silver for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee or the appropriate broker will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a US person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of silver. A Non-US Shareholder generally will not be subject to US federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of silver by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

Taxation in Jurisdictions other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument, (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest, (3) the Plan’s funding objectives, and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in Department of Labor Regulations §2510.3-101(b)(2). Accordingly, Shares purchased by a Plan, and not the Plan’s interest in the underlying silver bullion held in the Trust represented by the Shares, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (IRA) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The IRS has issued private letter rulings to the effect that a purchase of shares in a trust holding precious metals by an IRA, or by a participant-directed account under a Code section 401(a) plan, will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any silver received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or silver so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

The value of the Shares relates directly to the value of the silver held by the Trust and fluctuations in the price of silver could materially adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of silver bullion, and the value of the Shares relates directly to the value of the silver held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of silver has fluctuated widely over the past several years. Several factors may affect the price of silver, including:

➢

A change in economic conditions, such as a recession, can adversely affect the price of silver. Silver is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares;

➢	Investors’ expectations with respect to the rate of inflation;

➢	Currency exchange rates;

➢	Interest rates;

➢	Investment and trading activities of hedge funds and commodity funds; and

➢	Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that silver will maintain its long-term value in terms of purchasing power in the future. In the event that the price of silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Shares may trade at a price which is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the NYSE Arca and London and COMEX.

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major silver markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for silver is reduced after the close of the major world silver markets, including London and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

Purchasing activity in the silver market associated with the purchase of Baskets from the Trust may cause a temporary increase in the price of silver. This increase may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the silver required for deposit into the Trust in connection with the creation of Baskets may temporarily increase the market price of silver, which will result in higher prices for the Shares. Temporary increases in the market price of silver may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of silver that may result from increased purchasing activity of silver connected with the issuance of Baskets. Consequently, the market price of silver may decline immediately after Baskets are created. If the price of silver declines, the trading price of the Shares may also decline.

The Shares and their value could decrease if unanticipated operational or trading problems arise.

There may be unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Trust is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of silver may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of silver to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying silver may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of silver and may fall.

The liquidity of the Shares may be affected by the withdrawal from participation of one or more Authorized Participants.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the Exchange withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the CEA.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does and will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to Shareholders, such as when silver prices are lower than the silver prices at the time when Shareholders purchased their Shares. In such a case, when the Trust’s silver is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if silver prices were higher at the time of sale.

The lack of an active trading market for the Shares may result in losses on investment at the time of disposition of the Shares.

Although Shares are listed for trading on the NYSE Arca, it cannot be assumed that an active trading market for the Shares will develop or be maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, such lack of an active market will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and do not receive dividends).

An investment in the Shares may be adversely affected by competition from other methods of investing in silver.

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the silver industry and other securities backed by or linked to silver, direct investments in silver and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in silver directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The price of silver may be affected by the sale of ETVs tracking silver markets.

To the extent existing exchange traded vehicles (“ETVs”) tracking silver markets represent a significant proportion of demand for physical silver bullion, large redemptions of the securities of these ETVs could negatively affect physical silver bullion prices and the price and NAV of the Shares.

Crises may motivate large-scale sales of silver which could decrease the price of silver and adversely affect an investment in the Shares.

The possibility of large-scale distress sales of silver in times of crisis may have a short-term negative impact on the price of silver and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of silver largely due to a slowdown in demand in silver for industrial use and forced sales and deleveraging from institutional investors. Crises in the future may impair silver’s price performance which would, in turn, adversely affect an investment in the Shares.

Several factors may have the effect of causing a decline in the prices of silver and a corresponding decline in the price of Shares. Among them:

A significant increase in silver hedging activity by silver producers. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares.

A significant change in the attitude of speculators and investors towards silver. Should the speculative community take a negative view towards silver, it could cause a decline in world silver prices, negatively impacting the price of the Shares.

A widening of interest rate differentials between the cost of money and the cost of silver could negatively affect the price of silver which, in turn, could negatively affect the price of the Shares.

A combination of rising money interest rates and a continuation of the current low cost of borrowing silver could improve the economics of selling silver forward. This could result in an increase in hedging by silver mining companies and short selling by speculative interests, which would negatively affect the price of silver. Under such circumstances, the price of the Shares would be similarly affected.

The Trust’s silver may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Trust’s silver could be lost, damaged or stolen. Access to the Trust’s silver could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian and any subcustodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s silver for which no person is liable.

The Trust does not insure its silver. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the silver held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities or in respect of the silver held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, under English law, and any subcustodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s silver which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its silver and any recovery may be limited, even in the event of fraud, to the market value of the silver at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the silver held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of silver credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian or any subcustodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian and English subcustodians are governed by English law, which may frustrate the Trust in attempting to receive legal redress against the Custodian or any subcustodian concerning its silver.

The obligations of the Custodian under the Custody Agreements and the Authorized Participant Unallocated Bullion Account Agreement are governed by English law. The Custodian may enter into arrangements with English subcustodians, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue a subcustodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

The Trust may not have adequate sources of recovery if its silver is lost, damaged, stolen or destroyed.

If the Trust’s silver is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or one or more subcustodians or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian and any subcustodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian or any subcustodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may hold the Trust’s silver, failure by the subcustodians to exercise due care in the safekeeping of the Trust’s silver could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more subcustodians to hold the Trust’s silver on a temporary basis pending delivery to the Custodian. The subcustodians which the Custodian currently uses are LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing its subcustodians, making the Custodian liable only for negligence or bad faith in the selection of such subcustodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s silver from any subcustodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its subcustodians. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s silver or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian.

The obligations of any subcustodian of the Trust’s silver are not determined by contractual arrangements but by LBMA rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its silver custodied with subcustodians.

There are expected to be no written contractual arrangements between subcustodians that hold the Trust’s silver and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a subcustodian for losses relating to the safekeeping of silver. If the Trust’s silver is lost or damaged while in the custody of a subcustodian, the Trust may not be able to recover damages from the Custodian or the subcustodian. Whether a subcustodian will be liable for the failure of subcustodians appointed by it to exercise due care in the safekeeping of the Trust’s silver will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from subcustodians whether appointed by the Custodian or by another subcustodian for any losses relating to the safekeeping of silver by such subcustodian.

Silver bullion allocated to the Trust in connection with the creation of a Basket may not meet the London Good Delivery Standards and, if a Basket is issued against such silver, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the silver allocated to the Trust in connection with the creation of a Basket. The silver bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for silver bars delivered in settlement of a silver trade (London Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such silver, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

Silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account is not segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the bullion held in the Trust’s allocated silver account.

Silver which is part of a deposit for a purchase order or part of a redemption distribution will be held for a time in the Trust’s Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of silver held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of silver held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s silver in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a subcustodian fails to so segregate silver held by it on behalf of the Trust, unallocated silver will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of silver held in their respective unallocated silver accounts.

In the case of the insolvency of the Custodian, a liquidator may seek to freeze access to the silver held in all of the accounts held by the Custodian, including the Trust’s Allocated Account. Although the Trust would be able to claim ownership of properly allocated silver, the Trust could incur expenses in connection with asserting such claims, and the assertion of such a claim by the liquidator could delay creations and redemptions of Baskets.

In issuing Baskets, the Trustee relies on certain information received from the Custodian which is subject to confirmation after the Trustee has relied on the information. If such information turns out to be incorrect, Baskets may be issued in exchange for an amount of silver which is more or less than the amount of silver which is required to be deposited with the Trust.

The Custodian’s definitive records are prepared after the close of its business day. However, when issuing Baskets, the Trustee relies on information reporting the amount of silver credited to the Trust’s accounts which it receives from the Custodian during the business day and which is subject to correction during the preparation of the Custodian’s definitive records after the close of business. If the information relied upon by the Trustee is incorrect, the amount of silver actually received by the Trust may be more or less than the amount required to be deposited for the issuance of Baskets.

The sale of the Trust’s silver to pay expenses not assumed by the Sponsor at a time of low silver prices could adversely affect the value of the Shares.

The Trustee sells silver held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current silver prices. The Trust is not actively managed and no attempt will be made to buy or sell silver to protect against or to take advantage of fluctuations in the price of silver. Consequently, the Trust’s silver may be sold at a time when the silver price is low, resulting in a negative effect on the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Trustee under the Trust Agreement.

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith or willful misconduct on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On July 24, 2009, the Trust’s Shares commenced trading on the NYSE Arca under the symbol SIVR, and the Trust commenced operations, began accruing expenses and began the calculation of NAV. For each of the quarters during the fiscal period commencing July 24, 2009 and ending December 31, 2009 (the “Reporting Period,” the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Period ended December 31, 2009
	High	Low
Third Quarter (commencing July 24, 2009)	$17.37	$13.40
Fourth Quarter	$19.15	$16.20

The number of Shareholders of record of the Trust as of March 26, 2010 was approximately nine.

b) Not applicable.

c) 15 Baskets (1,500,000 Shares) were redeemed during the fourth quarter of the year ended December 31, 2009.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share

10/01/09 to 10/31/09	0	0
11/01/09 to 11/30/09	0	0
12/01/09 to 12/31/09	1,500,000	.99932

Total	1,500,000	.99932

Item 6. Selected Financial Data.

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

December 31, 2009*
Total assets	$139,223,967
Total gain on sales and distributions of silver	$3,870,417
Net gain (loss)	$3,664,391
Weighted-average shares outstanding	7,648,171
Net gain (loss) per share	$0.48
Net cash flows	$0

*	For the period from July 24, 2009 to December 31, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction.

The Trust is a common law trust, formed under the laws of the state of New York on the completion of the initial deposit of silver on July 20, 2009 (the “Date of Inception”). The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Valuation of Silver and Computation of Net Asset Value.

As of the London Fix on each day that the NYSE Arca is open for regular trading or, if there is no London Fix on such day or the London Fix has not been announced by 12:00 noon New York time on such day, as of 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee values the silver held by the Trust and determines both the ANAV and the NAV of the Trust.

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

Once the value of the silver held by the Trust has been determined, the Trustee subtracts all estimated accrued but unpaid fees and other liabilities of the Trust from the total value of the silver and all other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV is used to compute the Sponsor’s Fee.

The Trustee then subtracts from the ANAV the amount of accrued Sponsor’s Fees computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The following chart shows the daily London Fix price of silver for the Reporting Period:

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, conditions, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of silver.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2009 the Trust did not have any cash balances.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the financial statements for further discussion of accounting policies.

The Trust’s Cost of Silver– Realization of Gains and Losses

The Trust’s cost of silver is determined according to the average cost method and the market value is based on the London Fix used to determine the NAV of the Trust. Realized gains and losses on sales of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

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

Redeemable Capital Shares

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings.

The Period Ended December 31, 2009

On July 20, 2009, the Trust was formed as a legal entity with an initial deposit of silver. On July 24, 2009, the Trust’s Shares commenced trading on the NYSE Arca under the symbol SIVR, and the Trust commenced operations, began accruing expenses and began the calculation of NAV (the “Commencement of Operations”). The assets of the Trust were $1,378,000 and the redemption value per Share was $13.78 as of close of business on July 24, 2009.

The assets of the Trust at market value at December 31, 2009 were $156,066,265 representing a 1,122.80% increase from the asset level as of close of business on the Commencement of Operations. The redemption value per Share increased from $13.78 on July 24, 2009 to $16.97 on December 31, 2009 representing a 23.15% increase from the NAV as of close of business on the Commencement of Operations.

The price of silver per ounce increased from $13.78 on July 24, 2009 to $16.99 on December 31, 2009, representing a 23.29% increase during the Reporting Period. The Trust’s redemption value per Share rose slightly less than the silver spot price per ounce on a percentage basis due to the Sponsor’s Fees, a portion of which are presently being waived to reduce the Sponsor’s Fees to 0.30% for the first year of the Trust’s operations. This waiver will be in place until July 20, 2010.

The Sponsor received $260,026 in fees during the Reporting Period, or 0.30% of the Trust’s assets on an annualized basis.

The redemption value per Share of $19.15 on December 2, 2009, was the highest during the Reporting Period, compared with a low of $13.40 on July 30, 2009.

The number of Baskets created from the Date of Inception to December 31, 2009 was 107 (representing 10,700,000 Shares) and the number of Shareholders on record as at December 31, 2009 totaled nine. Fifteen Baskets (representing 1,500,000 Shares) were redeemed during the Reporting Period.

Net gain for the period ended December 31, 2009 was $3,664,391 resulting from a net gain of $27,499 on the transfer of silver to pay the Sponsor’s Fee, and a net gain of $3,842,918 on silver distributed for the redemption of Baskets, which was offset by the Sponsor’s Fee of $206,026. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended December 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements (unaudited)

	For the period July 20, 2009 through Sept. 30, 2009*		Three months ended December 31, 2009		For the period July 20, 2009 through Dec. 31, 2009*
Revenues	$		$		$
Value of silver transferred to pay expenses		36,294		169,732		206,026
Cost of silver transferred to pay expenses		(34,526)		(144,001)		(178,527)

Gain on silver transferred to pay expenses		1,768		25,731		27,499
Gain on silver distributed for the redemption of shares		—		3,842,918		3,842,918
Unrealized Gain (Loss) on investment in silver		1,768		—		—

Total Gain (Loss) on sales and distributions of silver		(422,434)		3,868,649		3,870,417

Expenses
Sponsor’s fees		$70,988		$102,716		$206,026
Total expenses		$70,988		$102,716		$206,026
Net gain (loss) from Operations		$69,220		$3,765,933		$3,664,391
Net income (loss) per share		$(0.01)		$0.42		$0.48
Weighted-average shares outstanding		6,007,246		9,005,435		7,648,171

* Period commenced July 24, 2009.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm, appear on pages F-1 to F-12 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Deloitte & Touche LLP was appointed independent accountants to the Trust from the Date of Inception. There have been no disagreements with accountants during the period ended December 31, 2009.

Item 9A. Controls and Procedures.

The authorized officers of the Sponsor performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of December 31, 2009.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

Not applicable.

Security Ownership of Certain Beneficial Owners

The Sponsor has no knowledge of any person being the beneficial owner of more than five percent of the Shares of the Trust or any arrangement which may subsequently result in a change in control of the Trust.

Security Ownership of Management

The Trustee does not beneficially own any of the Trust Shares.

Change In Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4) Fees for services performed by Deloitte & Touche LLP for the period ended December 31, 2009 were as follows:

Audit fees	$51,000
Audit-related fees	17,500
Tax fees	—
All other fees	0

$68,500

(5) The Trust has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP.

(6) None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2009 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156307 on July 21, 2009

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-15822 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156307 on July 21, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156307 on July 21, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-156307 on July 21, 2009

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ETFS SILVER TRUST
FINANCIAL STATEMENTS
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Unitholders of the ETFS Silver Trust

We have audited the accompanying statement of financial condition of ETFS Silver Trust (the “Trust”) as of December 31, 2009, and the related statement of operations, changes in shareholders’ deficit, and cash flows for the period July 20, 2009 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Silver Trust at December 31, 2009, and the results of their operations and their cash flows for the period July 20, 2009 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 29, 2010

ETFS SILVER TRUST

Statement of Condition

December 31, 2009

December 31, 2009

ASSETS
Investment in silver (1)	$139,223,967

Total Assets	$139,223,967

LIABILITIES
Accounts payable to Sponsor, net of waiver (Note 2.6)	$—

Total Liabilities	$—

Redeemable Shares:
Shares at redemption value to investors (2)	156,066,265

Shareholders’ Deficit	(16,842,298)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$139,223,967

(1)	The market value of investment in silver at December 31, 2009 is $156,066,265.

(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2009 are 9,200,000.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statement of Operations

For the period July 20, 2009* through December 31, 2009

For the period July 20, 2009* through December 31, 2009

REVENUES

Value of silver transferred to pay expenses	$206,026
Cost of silver transferred to pay expenses	(178,527)

Gain on silver transferred to pay expenses	27,499

Gain on silver distributed for the redemption of shares	3,842,918

Total Gain on silver	$3,870,417

EXPENSES

Sponsor fees, net of waiver (Note 2.6)	$206,026

Total Expenses	206,026

Net Gain from Operations	$3,664,391

Net Gain per share	$0.48

Weighted average number of shares	7,648,171

*       Date of Inception.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statement of Cash Flows

For the period July 20, 2009* through December 31, 2009

For the period July 20, 2009* through December 31, 2009

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of silver	$—

Cash expenses paid	—

Increase in cash resulting from operations	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of silver received for creation of shares	$161,927,868

Value of silver distributed for redemption of shares - at average cost	$22,525,374

For the period July 20, 2009* through December 31, 2009

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Gain from Operations	$3,664,391
Adjustments to reconcile net gain to net cash provided by (used in) operating activities
Increase in silver assets	(139,223,967)
Increase/(Decrease) in redeemable shares
Creations	161,914,997
Redemptions	(26,355,421)

Net cash provided by operating activities	$—

Supplemental Disclosure of Non-Cash Item:
Value of silver transferred to pay expenses	$206,026

*	Date of Inception.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statement of Changes in Shareholders’ Deficit

For the period July 20, 2009* through December 31, 2009

For the period July 20, 2009* through December 31, 2009

Shareholders’ Deficit - Opening balance	$—
Net Gain for the period	3,664,391
Adjustment of Redeemable Shares to redemption value	(20,506,689)

Shareholders’ Deficit – Closing balance	$(16,842,298)

*	Date of Inception.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Notes to the Financial Statements

1.	Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues ETFS Physical Silver Shares (the “Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company that is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands’ based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities.

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

Silver is held by HSBC Bank USA, National Association (the “Custodian”), on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of silver is determined according to the average cost method and the market value is based on the London Fix used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The price for an ounce of silver is set by three market making members of the London Bullion Market Association at approximately 12:00 noon London time on each working day.

Once the value of silver has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the silver and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of December 31, 2009:

December 31, 2009

Investment in silver-average cost	$139,223,967
Unrealized Gain on investment in silver	16,842,298

Investment in silver-market value	$156,066,265

ETFS SILVER TRUST

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.1.	Valuation of Silver (continued)

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

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor and (4) has established an Authorized Participant Unallocated Account with the Custodian or another silver bullion clearing bank to effect transactions in silver bullion. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian by an Authorized Participant

The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of silver represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the period from July 20, 2009 (the “Date of Inception”) through December 31, 2009 are as follows:

ETFS SILVER TRUST

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.2.	Creations and Redemptions of Shares (continued)

For the period July 20, 2009* through December 31, 2009

Number of Redeemable Shares:
Opening Balance	—
Creations	10,700,000
Redemptions	(1,500,000)

Closing Balance	9,200,000

For the period July 20, 2009* through December 31, 2009

Redeemable Shares:
Opening Balance	$—
Creations	161,914,997
Redemptions	(26,355,421)
Adjustment to redemption value	20,506,689

Closing Balance	$156,066,265

Redemption Value per Share at Period End	$16.96

*	Date of Inception.

2.3.	Revenue Recognition Policy

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

ETFS SILVER TRUST

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.4.	Income Taxes (continued)

to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis. The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (formerly FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes). FASB ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740-10 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Sponsor has evaluated the effects of FASB ASC 740-10 and has determined that it does not have a significant effect on the financial position or results of operations of the Trust.

2.5	Investment in Silver

The following represents the changes in ounces of silver and the respective values for the period from the Date of Inception through December 31, 2009:

For the period July 20, 2009* through December 31, 2009

Ounces of Silver:
Opening Balance	—
Creations	10,696,328.6
Redemptions	(1,498,198.4)
Transfers of silver	(12,358.3)

Closing Balance	9,185,771.9

Investment in Silver (lower of cost or market):
Opening Balance	$—
Creations	161,927,868
Redemptions	(22,525,374)
Transfers of silver	(178,527)

Closing Balance	$139,223,967

*	Date of Inception.

2.6.	Expenses

The Trust will transfer silver to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.45% of the adjusted daily NAV of the Trust, paid monthly in arrears. Presently, the Sponsor intends to waive a portion of its fee and reduce the Sponsor’s Fee to 0.30% for the first year of the Trust’s operations beginning on the Trust’s inception date and ending July 20, 2010.

ETFS SILVER TRUST

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.6.	Expenses (continued)

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

At December 31, 2009 there were no fees payable to the Sponsor.

2.7.	Organization Costs

Expenses incurred in organizing the Trust and the initial offering of the Shares, including applicable SEC registration fees, of approximately $1,153,000, were borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3.	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell silver or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents.

The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

6.	Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements

ETFS SILVER TRUST

Notes to the Financial Statements

6.	Subsequent Events (continued)

through the issuance date. Management has determined that there are no material events that would require adjustment to or disclosure in the Trust’s financial statements through this date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2010

/s/ Greg Burgess

Greg Burgess
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2010

*   The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.