Form 10-Q
period 2010-03-31
ETFS SILVER TRUST
filed 2010-05-17
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

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

7,800,000 shares outstanding as of May 14, 2010.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ETFS SILVER TRUST

Condensed Statement of Condition (unaudited)

March 31, 2010

	March 31, 2010	December 31, 2009 (1)

ASSETS
Investment in silver (2)	$110,890,215	$139,223,967

Total Assets	$110,890,215	$139,223,967

LIABILITIES
Accounts payable to Sponsor, net of waiver (Note 2.6)	$30,736	$—

Total Liabilities	$30,736	$—

Redeemable Shares:
Shares at redemption value to investors (3)	125,740,329	156,066,265

Shareholders’ Deficit	$(14,880,850)	$(16,842,298)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$110,890,215	$139,223,967

(1)	Derived from audited statement of condition as of December 31, 2009.
(2)	The market value of investment in silver at March 31, 2010 is $125,771,065 and at December 31, 2009, is $156,066,265.
(3)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at March 31, 2010 are 7,200,000 and at December 31, 2009, 9,200,000.

See Notes to the Unaudited Condensed Financial Statements.

ETFS SILVER TRUST

Condensed Statement of Operations (unaudited)

For the three months ended March 31, 2010

Three Months Ended March 31, 2010

REVENUES

Value of silver transferred to pay expenses	$31,096
Cost of silver transferred to pay expenses	(29,693)

Gain on silver transferred to pay expenses	1,403

Gain on silver distributed for the redemption of shares	7,331,209

Total Gain on silver	$7,332,612

EXPENSES

Sponsor fees, net of waiver (Note 2.6)	61,832

Total Expenses	61,832

Net Gain from Operations	$7,270,780

Net Gain per share	$0.93

Weighted average number of shares	7,833,333

See Notes to the Unaudited Condensed Financial Statements.

ETFS SILVER TRUST

Condensed Statement of Cash Flows (unaudited)
For the three months ended March 31, 2010

Three Months Ended March 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of silver	$—

Cash expenses paid	—

Increase in cash resulting from operations	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of silver received for creation of shares	$24,926,646

Value of silver distributed for redemption of shares - at average cost	$53,230,705

Three Months Ended March 31, 2010

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Gain from Operations	$7,270,780
Adjustments to reconcile net gain to net cash provided by (used in) operating activities:
Decrease in silver assets	28,333,752
Increase in accounts payable to sponsor	30,736
Increase/(Decrease) in redeemable shares:
Creations	24,926,906
Redemptions	(60,562,174)

Net cash provided by operating activities	$—

Supplemental Disclosure of Non-Cash Item:
Value of silver transferred to pay expenses	$31,096

See Notes to the Unaudited Condensed Financial Statements.

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)

For the three months ended March 31, 2010

Three Months Ended March 31, 2010

Shareholders’ Deficit - Opening balance	$(16,842,298)
Net Gain for the period	7,270,780
Adjustment of Redeemable Shares to redemption value	(5,309,332)

Shareholders’ Deficit – Closing balance	$(14,880,850)

See Notes to the Unaudited Condensed Financial Statements.

ETFS SILVER TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 (“Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues shares (“Shares”)[1] (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands’ based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Silver is held by HSBC Bank USA, National Association (the “Custodian”) on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of silver is determined according to the average cost method and the market value is based on the London Fix[2] used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

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

Once the value of silver has been determined, the NAV is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the silver and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Investment in silver-average cost	$110,890,215	$139,223,967
Unrealized Gain on investment in silver	14,880,850	16,842,298

Investment in silver-market value	$125,771,065	$156,066,265

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the three months ended March 31, 2010 and for the period from the Date of Inception through December 31, 2009 are as follows:

	Three Months Ended March 31, 2010	For the period July 20, 2009* through December 31, 2009

Number of Redeemable Shares:
Opening Balance	9,200,000	—
Creations	1,500,000	10,700,000
Redemptions	(3,500,000)	(1,500,000)

Closing Balance	7,200,000	9,200,000

	Three Months Ended March 31, 2010	For the period July 20, 2009* through December 31, 2009

Redeemable Shares:
Opening Balance	$156,066,265	$—
Creations	24,926,906	161,914,997
Redemptions	(60,562,174)	(26,355,421)
Adjustment to redemption value	5,309,332	20,506,689

Closing Balance	$125,740,329	$156,066,265

Redemption Value per Share at Period End	$17.46	$16.96

*   Date of Inception.

2.3.	Revenue Recognition Policy

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

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the price established by the London Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next London Fix, or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the silver sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (formerly FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes). The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.5.	Investment in Silver

The following represents the changes in ounces of silver and the respective values for the three months ended March 31, 2010 and for the period from the Date of Inception through December 31, 2009:

	Three Months Ended March 31, 2010	For the period July 20, 2009* through December 31, 2009

Ounces of Silver:
Opening Balance	9,185,771.9	—
Creations	1,497,395.4	10,696,328.6
Redemptions	(3,494,308.5)	(1,498,198.4)
Transfers of silver	(1,940.8)	(12,358.3)

Closing Balance	7,186,918.0	9,185,771.9

Investment in Silver (lower of cost or market):
Opening Balance	$139,223,967	$—
Creations	24,926,646	161,927,868
Redemptions	(53,230,705)	(22,525,374)
Transfers of silver	(29,693)	(178,527)

Closing Balance	$110,890,215	$139,223,967

* Date of Inception.

ETFS SILVER TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.6.	Expenses

The Trust will transfer silver to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.45% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears. Presently, the Sponsor intends to waive a portion of its fee and reduce the Sponsor’s Fee to 0.30% for the first year of the Trust’s operations beginning on the Trust’s inception date and ending July 20, 2010.

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

At March 31, 2010, the fees payable to the Sponsor were $30,736. For the three months ended March 31, 2010, the Sponsor waived $48,848.

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

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on the Date of Inception. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “SIVR”.

Valuation of Silver and Computation of NAV

As of the London Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee values the silver held by the Trust and determines both the ANAV and the NAV of the Trust.

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

The Quarter Ended March 31, 2010

During the period the market value of the Trust’s assets decreased from $157,719,704 on January 4, 2010 (January 1-3, 2010 were not business days; the market value of the Trust’s assets on December 31, 2009 was $156,066,265) to $125,771,065 at quarter end, representing a 20.56% decrease. The number of Shares outstanding also decreased from 9,200,000 at January 4, 2010 to 7,200,000 at quarter end, with a net total of 20 Baskets being redeemed (15 Baskets created and 35 Baskets redeemed during the period).

The redemption value per Share increased from $16.97 on January 4, 2010 to $17.46 on March 31, 2010. The NAV per share increased slightly less than the price per ounce of silver ($17.17 on January 4, 2010 to $17.50 on March 31, 2010) due to Sponsor’s Fee, which was $61,832 for the quarter. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

The redemption value per Share of $18.81, on January 11, 2010, was the highest during the period, compared with a low of $15.12 on February 8, 2010. The number of Baskets created during the period was 15 (representing 1,500,000 Shares). 35 Baskets (representing 3,500,000 Shares) were redeemed during the period.

Net gain for the quarter was $7,270,780, resulting from a net gain of $1,403 on the transfer of silver to pay the Sponsor’s Fee and a net gain of $7,331,209 on silver distributed for the redemptions of Baskets, which was offset by the Sponsors fees of $61,832.

Liquidity

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2010 the Trust did not have any cash balances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). From the Date of Inception through March 31, 2010, 122 Baskets have been created and 50 Baskets redeemed as follows:

Period	Total Baskets Created	Total Baskets Redeemed	Total Authorized Shares

07/20/09-07/30/09	55	0	5,500,000
08/1/09-08/31/09	14	0	1,400,000
09/1/09-09/30/09	7	0	700,000
10/01/09-10/31/09	11	0	1,100,000
11/01/09-11/30/09	10	0	1,000,000
12/01/09-12/31/09	10	15	(500,000)
01/01/10-01/31/10	3	15	(1,200,000)
02/01/10-02/28/10	5	20	(1,500,000)
03/01/10-03/31/10	7	0	700,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: May 17, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	/s/ Thomas Quigley

Thomas Quigley
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