Form 10-Q
period 2010-06-30
ETFS SILVER TRUST
filed 2010-08-13
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes ☐   No ☒

9,300,000 shares outstanding as of August 11, 2010.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

i

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Statements of Condition (unaudited)
At June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009(1)

ASSETS
Investment in silver(2)	$138,854,731	$139,223,967

Total Assets	$138,854,731	$139,223,967

LIABILITIES
Accounts payable to Sponsor, net of waiver	$39,822	$—

Total Liabilities	$39,822	$—

Redeemable Shares:
Shares at redemption value to investors (3)	162,579,872	156,066,265

Shareholders’ Deficit	$(23,764,963)	$(16,842,298)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$138,854,731	$139,223,967

(1)	Derived from audited statement of condition as of December 31, 2009.
(2)	The market value of investment in silver at June 30, 2010 was $162,619,694 and at December 31, 2009, was $156,066,265.
(3)	Authorized Share capital is unlimited and no par value per Share. Shares issued and outstanding at June 30, 2010 were 8,700,000 and at December 31, 2009 were 9,200,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (unaudited)
For the three and six months ended June 30, 2010

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
REVENUES

Value of silver transferred to pay expenses	$100,346	$131,442
Cost of silver transferred to pay expenses	(87,768)	(117,461)

Gain on silver transferred to pay expenses	12,578	13,981

Gain on silver distributed for the redemption of shares	290,114	7,621,323

Total Gain on silver	302,692	7,635,304

EXPENSES

Sponsor fees	109,432	171,264

Total Expenses	109,432	171,264

Net Gain from Operations	$193,260	$7,464,040

Net Gain per Share	$0.02	$0.94

Weighted average number of shares	7,975,824	7,904,972

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (unaudited)

For the three and six months ended June 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Cash proceeds received from transfer of silver	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of silver received for creation of shares	$29,647,963	$54,574,609

Value of silver distributed for redemption of shares - at average cost	$1,595,679	$54,826,384

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Net Gain from Operations	$193,260	$7,464,040
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Increase)/Decrease in silver assets	(27,964,516)	369,236
Increase in accounts payable to sponsor	9,086	39,822
Increase/(Decrease) in redeemable shares:
Creations	29,647,963	54,574,609
Redemptions	(1,885,793)	(62,447,707)

Net cash provided by operating activities	$—	$—

Supplemental Disclosure of Non-Cash Item:
Value of silver transferred to pay expenses	$100,346	$131,442

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)

For the six months ended June 30, 2010

Six Months Ended June 30, 2010
Shareholders’ Deficit - Opening balance	$(16,842,298)
Net Gain for the period	7,464,040
Adjustment of Redeemable Shares to redemption value	(14,386,705)

Shareholders’ Deficit – Closing balance	$(23,764,963)

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 (“Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues shares (“Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in an ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Silver is held by HSBC Bank USA, National Association (the “Custodian”) on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of silver is determined according to the average cost method and the market value is based on the London Fix used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London Fix price for silver is set by three market making members of the London Bullion Market Association at approximately 12:00 noon London Time, on each working day.

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

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of June 30, 2010 and December 31 2009:

	June 30, 2010	December 31, 2009

Investment in silver-average cost	$138,854,731	$139,223,967
Unrealized Gain on investment in silver	23,764,963	16,842,298

Investment in silver-market value	$162,619,694	$156,066,265

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

The per Share amount of silver exchanged for a purchase or redemption is calculated daily by the Trustee, using the London Fix to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made, and represents the per Share amount of silver held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

2.2.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian or a silver clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the six months ended June 30, 2010 and for the period from Date of Inception through December 31, 2009 are as follows:

	Six Months Ended June 30, 2010	For the period July 20, 2009* through December 31, 2009
Number of Redeemable Shares:

Opening Balance	9,200,000	—
Creations	3,100,000	10,700,000
Redemptions	(3,600,000)	(1,500,000)

Closing Balance	8,700,000	9,200,000

	Six Months Ended June 30, 2010	For the period July 20, 2009* through December 31, 2009
Redeemable Shares:

Opening Balance	$156,066,265	$—
Creations	54,574,609	161,914,997
Redemptions	(62,447,707)	(26,355,421)
Adjustment to redemption value	14,386,705	20,506,689

Closing Balance	$162,579,872	$156,066,265

Redemption Value per Share at Period End	$18.69	$16.96

*Date of Inception.

2.3.	Revenue Recognition Policy

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

The following represents the changes in ounces of silver and the respective values for the three months ended June 30, 2010 and for the period from the Date of Inception through December 31, 2009:

	Six Months Ended June 30, 2010	For the period July 20, 2009* through December 31, 2009

Ounces of Silver:
Opening Balance	9,185,771.9	—
Creations	3,093,491.0	10,696,328.6
Redemptions	(3,594,033.1)	(1,498,198.4)
Transfers of silver	(7,551.4)	(12,358.3)

Closing Balance	8,677,678.4	9,185,771.9

Investment in Silver (lower of cost or market):
Opening Balance	$139,223,967	$—
Creations	54,574,609	161,927,868
Redemptions	(54,826,384)	(22,525,374)
Transfers of silver	(117,461)	(178,527)

Closing Balance	$138,854,731	$139,223,967

* Date of Inception.

2.6.	Expenses

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

At June 30, 2010, the fees payable to the Sponsor were $39,882. For the six months ended June 30, 2010, the Sponsor waived $103,664.

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

The Trust’s sole business activity is the investment in silver, and substantially all the Trust’s assets are holdings of silver which creates a concentration of risk associated with fluctuations in the price of silver. Several factors could affect the price of silver, including: (i) global silver supply and demand, which is influenced by factors such as forward selling by silver producers, purchases made by silver producers to unwind silver hedge positions, central bank purchases and sales, and production and cost levels in major silver-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that silver will maintain its long-term value in terms of purchasing power in the future. In the event that the price of silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material affect on the Trust’s financial position and results of operations.

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

The Quarter Ended June 30, 2010

During the quarter ended June 30, 2010, the market value of the Trust’s assets increased from $127,136,580 on April 1, 2010 to $162,619,694 on June 30, 2010, representing a 27.91% increase. The number of shares outstanding increased from 7,200,000 at April 1, 2010 to 8,700,000 at June 30, 2010, with 16 Baskets created and 1 Basket redeemed representing 1,500,000 net Shares created.

The NAV per Share increased from $17.65 on April 1, 2010 to $18.69 on June 30, 2010. The NAV per Share increased slightly less than the price per ounce of silver ($17.69 on April 1, 2010 to $18.74 on June 30, 2010) due to Sponsor’s Fees, which were $109,432 for the quarter.

The NAV per Share of $19.59, on May 14, 2010, was the highest during the quarter, compared with a low of $17.31 on June 7, 2010.

Net gain for the quarter was $193,260, resulting from a net gain of $12,578 on the transfer of silver to pay the Sponsor’s Fee and a net gain of $290,114 on silver distributed for the redemptions of Baskets, which was offset by the Sponsor’s Fees of $109,432. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

The Six Months Ended June 30, 2010

During the period the market value of the Trust’s assets increased from $157,719,704 on January 4, 2010 (January 1-3, 2010 were not business days; the market value of the Trust’s assets on December 31, 2009 was $156,066,265) to $162,619,694 at June 30, 2010, representing a 3.11% increase. The number of Shares outstanding decreased from 9,200,000 at January 1, 2010 to 8,700,000 at June 30, 2010, with 31 Baskets created and 36 Baskets redeemed representing 500,000 net Shares redeemed.

The NAV per Share increased from $16.97 on January 4, 2010 to $18.69 on June 30, 2010. The NAV per Share increased slightly less than the price per ounce of silver ($17.17 on January 4, 2010 to $18.74 on June 30, 2010) due to Sponsor’s Fee, which were $171,264 for the six months. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

The NAV per Share of $19.59, on May 14, 2010, was the highest during the period, compared with a low of $15.12 on February 8, 2010.

Net gain for the period was $7,464,040, resulting from a net gain of $13,981 on the transfer of silver to pay the Sponsor’s Fee and a net gain of $7,621,323 on silver distributed for the redemptions of Baskets, which was offset by the Sponsor’s Fees of $171,264. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2010 the Trust did not have any cash balances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended June 30, 2010, one Basket was redeemed as follows:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share

04/01/10-04/30/10	0	0	—
05/01/10-05/31/10	0	0	—
06/01/10-06/30/10	1	100,000	0.9973

Total	1	100,000	0.9973

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: August 13, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	/s/ Thomas Quigley

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