Form 10-Q
period 2010-09-30
ETFS SILVER TRUST
filed 2010-11-12
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number: 001-34412

ETFS SILVER TRUST
(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ETF Securities USA LLC 48 Wall Street, 11th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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

14,100,000 shares outstanding as of November 11, 2010.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Statements of Condition (unaudited)
At September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009(1)

ASSETS
Investment in Silver(2)	$183,966,701	$139,223,967
Silver receivable	4,398,259	—

Total Assets	$188,364,960	$139,223,967

LIABILITIES
Accounts payable to Sponsor, net of waiver	$51,625	$—

Total Liabilities	$51,625	$—

Redeemable Shares:
Shares at redemption value to investors (3)	246,306,036	156,066,265

Shareholders’ Deficit	$(57,992,701)	$(16,842,298)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$188,364,960	$139,223,967

(1)	Derived from audited statement of condition as of December 31, 2009.
(2)	The market value of investment in Silver as at September 30, 2010 was $241,959,402 and as at December 31, 2009, was $156,066,265.
(3)	Authorized Share capital is unlimited and no par value per Share. Shares issued and outstanding as at September 30, 2010 were 11,200,000 and as at December 31, 2009 were 9,200,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (unaudited)
For the three and nine months ended September 30, 2010

	Three Months Ended September 30, 2010	Period from July 20, 2009* to September 30, 2009	Nine Months Ended September 30, 2010

REVENUES

Value of Silver transferred to pay expenses	$124,846	$36,294	$256,288
Cost of Silver transferred to pay expenses	(109,839)	(34,526)	(227,300)

Gain on Silver transferred to pay expenses	15,007	1,768	28,988

Gain on Silver distributed for the redemption of Shares	—	—	7,621,323

Total gain on Silver	$15,007	$1,768	$7,650,311

EXPENSES

Sponsor fees	136,759	70,988	308,023

Total expenses	136,759	70,988	308,023

Net (loss)/gain from operations	$(121,752)	$(69,220)	$7,342,288

Net (loss)/gain per Share	$(0.01)	$(0.01)	$0.87

Weighted average number of Shares	9,534,783	6,007,246	8,454,212

* Date of Inception.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (unaudited)

For the three and nine months ended September 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:	Three Months Ended September 30, 2010	Period from July 20, 2009* to September 30, 2009	Nine Months Ended September 30, 2010

Cash proceeds received from transfer of Silver	$—	$—	$—
Cash expenses paid	—	—	—

Increase in cash resulting from operations	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Silver received for creation of Shares	$45,221,810	$106,747,867	$99,796,419

Value of Silver distributed for redemption of Shares - at average cost	$—	$—	$54,826,384

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:	Three Months Ended September 30, 2010	Period from July 20, 2009* to September 30, 2009	Nine Months Ended September 30, 2010

Net (loss)/gain from operations	$(121,752)	$(69,220)	$7,342,288
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in Silver assets	(45,111,970)	(106,713,342)	(44,742,734)
Increase in Silver receivable	(4,398,259)	—	(4,398,259)
Increase in accounts payable to Sponsor	11,803	38,786	51,625
Increase/(decrease) in redeemable Shares:
Creations	49,620,178	106,743,776	104,194,787
Redemptions	—	—	(62,447,707)

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash item:
Value of Silver transferred to pay expenses	$124,846	$36,294	$256,288

* Date of Inception.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)

For the nine months ended September 30, 2010

Nine Months Ended September 30, 2010

Shareholders’ Deficit – opening balance	$(16,842,298)
Net gain for the period	7,342,288
Adjustment of Redeemable Shares to redemption value	(48,492,691)

Shareholders’ Deficit – closing balance	$(57,992,701)

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds Silver bullion and issues shares (“Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of Silver and distributes Silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of Silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the Silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Silver is held by HSBC Bank USA, National Association (the “Custodian”) on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of Silver is determined according to the average cost method and the market value is based on the London Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Silver, or Silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London Fix price for Silver is set by three market making members of the London Bullion Market Association at approximately 12:00 noon London Time, on each working day.

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

The table below summarizes the unrealized gains or losses on the Trust’s Silver holdings as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Investment in Silver-average cost	$183,966,701	$139,223,967
Unrealized gain on investment in Silver	57,992,701	16,842,298

Investment in Silver-market value	$241,959,402	$156,066,265

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

2.2.	Silver Receivable and Payable

Silver receivable or payable represents the quantity of Silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the Silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the Silver is transferred within three days of trade date. As of September 30, 2010 there was $4,398,259 of Silver receivable and no Silver payable and as of December 31, 2009 there was no Silver receivable or payable.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2010 and for the period from the Date of Inception through December 31, 2009 are as follows:

Number of Redeemable Shares:	Nine Months Ended September 30, 2010	For the period July 20, 2009* through December 31, 2009

Opening balance	9,200,000	—
Creations	5,600,000	10,700,000
Redemptions	(3,600,000)	(1,500,000)

Closing balance	11,200,000	9,200,000

ETFS SILVER TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.3.	Creations and Redemptions of Shares (continued)

Redeemable Shares:	Nine Months Ended September 30, 2010	For the period July 20, 2009* through December 31, 2009

Opening balance	$156,066,265	$—
Creations	104,194,787	161,914,997
Redemptions	(62,447,707)	(26,355,421)
Adjustment to redemption value	48,492,691	20,506,689

Closing balance	$246,306,036	$156,066,265

Redemption value per Share at period end	$21.99	$16.96

*Date of Inception.

2.4.	Revenue Recognition Policy

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

2.5.	Income Taxes

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

The following represents the changes in ounces of Silver and the respective values for the three months ended September 30, 2010 and for the period from the Date of Inception through December 31, 2009:

	Nine Months Ended September 30, 2010	For the period July 20, 2009* through December 31, 2009

Ounces of Silver:
Opening Balance	9,185,771.9	—
Creations	5,385,917.5	10,696,328.6
Redemptions	(3,594,033.1)	(1,498,198.4)
Transfers of Silver	(14,384.8)	(12,358.3)

Closing Balance	10,963,271.5	9,185,771.9

Investment in Silver (lower of cost or market):
Opening balance	$139,223,967	$—
Creations	99,796,419	161,927,868
Redemptions	(54,826,384)	(22,525,374)
Transfers of Silver	(227,301)	(178,527)

Closing balance	$183,966,701	$139,223,967

* Date of Inception.

2.7.	Expenses

The Trust will transfer Silver to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.45% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears. Presently, the Sponsor is continuing to waive a portion of its fee and reduce the Sponsor’s Fee to 0.30% (which it has done since the Date of Inception).

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

At September 30, 2010, the fees payable to the Sponsor were $51,625 (September 30, 2009, $38,786). For the nine months ended September 30, 2010, the Sponsor waived $207,562 (period from the Date of Inception through September 30, 2009, $22,500).

ETFS SILVER TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.8.	Organization Cost

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

The Trust’s sole business activity is the investment in Silver, and substantially all the Trust’s assets are holdings of Silver which creates a concentration of risk associated with fluctuations in the price of Silver. Several factors could affect the price of Silver, including: (i) global Silver supply and demand, which is influenced by factors such as forward selling by Silver producers, purchases made by Silver producers to unwind Silver hedge positions, central bank purchases and sales, and production and cost levels in major Silver-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Silver will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

Valuation of Silver and Computation of Net Asset Value

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

The Quarter Ended September 30, 2010

During the period the market value of the Trust’s assets increased from $161,838,703 on July 1, 2010 to $246,357,661 on September 30, 2010, representing a 52.22% increase. The number of Shares outstanding increased from 8,700,000 at July 1, 2010 to 11,200,000 at September 30, 2010, with 25 Baskets created and no Baskets redeemed, representing 2,500,000 Shares created.

The NAV per Share increased from $18.60 on July 1, 2010 to $21.99 on September 30, 2010. The NAV per Share increased proportionately slightly less than the price per ounce of Silver ($18.65 on July 1, 2010 to $22.07 on September 30, 2010) due to the Sponsor’s Fee, which was $136,759 for the quarter.

The NAV per Share of $21.99, on September 30, 2010, was the highest during the quarter, compared with a low of $17.50 on July 20, 2010.

Net loss for the quarter was $121,752, resulting from a net gain of $15,007 on the transfer of Silver to pay the Sponsor’s Fee, which was offset by the Sponsor’s Fees of $136,759. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

The Nine Months Ended September 30, 2010

During the period the market value of the Trust’s assets increased from $157,719,704 on January 4, 2010 (January 1-3, 2010 were not business days; the market value of the Trust’s assets on December 31, 2009 was $156,066,265) to $246,357,661 at September 30 2010, representing a 5.62% increase. The number of Shares outstanding increased from 9,200,000 at January 1, 2010 to 11,200,000 at September 30 2010, with 56 Baskets created and 36 Baskets redeemed, representing 2,000,000 net Shares created.

The NAV per Share increased from $17.15 on January 4, 2010 to $21.99 on September 30, 2010. The NAV per Share increased proportionately slightly less than the price per ounce of Silver ($17.17 on January 4, 2010 to $22.07 on September 30, 2010) due to Sponsor’s Fee, which was $308,023 for the nine months. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

The NAV per Share of $21.99, on September 30, 2010, was the highest during the period, compared with a low of $15.12 on February 8, 2010.

Net gain for the period was $7,342,288, resulting from a net gain of $28,988 on the transfer of Silver to pay the Sponsor’s Fee and a net gain of $7,621,323 on Silver distributed for the redemptions of Baskets, which was offset by the Sponsor’s Fees of $308,023. Other than the Sponsor’s Fee, the Trust had no other expenses during the period.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of Silver.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Silver to the Sponsor. At September 30, 2010 the Trust did not have any cash balances.

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

There have been changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting; these changes have occurred as a result of the Sponsor’s review of the control processes; the changes made strengthen the review and reconciliation procedures over the financial statements.

Item 4T. Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors since last disclosed in the prospectus included in the registrant’s registration statement filed on Form S-1 on July 21, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended September 30, 2010:

25 Baskets were created.

No Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share

07/01/10-07/31/10	—	—	—
08/01/10-08/31/10	—	—	—
09/01/10-09/30/10	—	—	—

Total	—	—	—

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: November 12, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	/s/ Thomas Quigley

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