Form 10-K
period 2010-12-31
ETFS SILVER TRUST
filed 2011-03-15
CIK 1450922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2010 as reported by the NYSE Arca, Inc. on that date: $161,559,000.

Number of the registrant’s Shares outstanding as of March 8, 2011: 18,200,000

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

PART I

Item 1. Business

The purpose of the ETFS Silver Trust (the “Trust”), is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial deposit of silver was made in exchange for the issuance of 2 Baskets (a “Basket” consists of 100,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is HSBC Bank USA, National Association (the “Custodian”).

The Trust’s Shares at redeemable value grew from $156,066,265 at December 31, 2009 to $509,311,012 at December 31, 2010, the Trust’s fiscal year end. Outstanding Shares in the Trust grew from 9,200,000 Shares at December 31, 2009 to 16,700,000 Shares outstanding at December 31, 2010.

The Trust is not managed like a corporation or an active investment vehicle. The Trust has no directors, officers or employees. It does not engage in any activities designed to obtain a profit from or to improve the losses caused by changes in the price of silver. The silver held by the Trust will only be delivered to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), distributed to Authorized Participants (defined below) in connection with the redemption of Baskets or sold (1) on an as-needed basis to pay Trust expenses not assumed by the Sponsor, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The Trust has no fixed termination date.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver bullion, less the expenses of the Trust’s operations. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in silver. An investment in physical silver requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical silver being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding silver bullion. The Shares offer an investment that;

•

Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the silver market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•

Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling silver bullion and storing and insuring silver bullion in a traditional allocated silver bullion account.

•

Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the silver temporarily being held in an unallocated silver account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Silver held in the Trust’s unallocated silver account and any Authorized

Participant’s unallocated silver account is not segregated from the Custodian’s assets....” These contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors.”

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of silver bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value, which is the value of the Trust’s assets less its liabilities (“NAV”), per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”), and the London bullion markets. While the Shares will trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global silver market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Silver and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”) the Trustee will evaluate the silver held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the evaluation time, the Trustee values the Trust’s silver on the basis of that day’s “London PM Fix” (the daily fix of the price of an ounce of silver which starts at 12:00 PM London, England time and is performed in London by the three London Bullion Market Association “LBMA” members of the London silver fix), if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London silver price fix determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

Once the value of the silver has been determined, the Trustee will subtract all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), and other liabilities of the Trust from the total value of the silver and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Trust Expenses

The Trust’s only ordinary recurring expense is the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements (defined below), Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.45% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Presently, the Sponsor has waived a portion of its fee and reduced the Sponsor’s Fee to 0.30%. This waiver was in existence for the entirety of 2010. The Sponsor decided to waive a portion of the Sponsor’s Fee to reduce the Sponsor’s Fee to 0.30% until July 24, 2011. At this point, the Sponsor may renew its fee waiver, waive a larger or smaller portion of its fee or not renew its fee waiver. If, at any point in the future, the Sponsor does not continue its partial fee waiver, the full Sponsor’s Fee will accrue and be paid to the Sponsor for subsequent periods. The Sponsor is under no obligation to continue to waive all or part of the Sponsor’s Fee on an ongoing basis.

The Sponsor’s Fee is paid by delivery of silver to an account maintained by the Custodian for the Sponsor on an unallocated basis, The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment in cash of Trust expenses not assumed by the Sponsor. The Trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of silver. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, silver needed to cover Trust expenses not assumed by the Sponsor at a price at least equal to the price used by the Trustee to determine the value of the silver held by the Trust on the date of the sale.

The Sponsor’s Fee for the year ended December 31, 2010 was $595,965. The Sponsor’s Fee was $206,026 for the period July 20, 2009 through December 31, 2009.

Deposit of Silver; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 100,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of silver represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

All silver bullion deposited with the Custodian must be of at least a minimum fineness (or purity) of 999.0 parts per 1,000 (99.9%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of silver in the United Kingdom when (1) banks in the United Kingdom, and (2) the London silver markets are regularly open for business. If such banks or the London silver markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day.

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

Withdrawal of Silver; Redemption of Shares

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual owner of beneficial interests in the Shares (a “Shareholder”) to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

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

Creation and Redemption Transaction Fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsor. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice.

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

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint.

The Sponsor or one of its affiliates or agents (1) develops a marketing plan for the Trust on an ongoing basis, (2) prepares marketing materials regarding the Shares, including the content of the Trust’s website and (3) executes the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to maintain capital, surplus and undivided profits of $150 million.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s silver as needed to pay the Sponsor’s Fee in silver (silver transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s silver and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s silver as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s silver. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian. In addition the Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s silver or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian or any other subcustodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

The Trustee’s monthly fees and out-of-pocket expenses are paid by the Sponsor.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell silver or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Custodian

HSBC Bank, N.A. (“HSBC”) serves as the Custodian of the Trust’s silver. HSBC is a national banking association organized under the laws of the United States of America. HSBC is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. HSBC’s custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, HSBC’s London custodian operations are subject to supervision by the Financial Services Authority, an independent non-governmental which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA in the United Kingdom.

The Custodian’s Role

The Custodian is responsible for safekeeping for the Trust silver deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting subcustodians, if any. The Custodian facilitates the transfer of silver in and out of the Trust through the unallocated silver accounts it will maintain for each Authorized Participant and the unallocated and allocated silver accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises the Trust’s allocated silver. The Custodian is responsible for allocating specific plates of silver bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the silver transfers in and out of the Trust’s unallocated and allocated silver accounts and identifying the silver plates held in the Trust’s allocated silver account.

The Custodian’s fees and expenses under the Custody Agreements are paid by the Sponsor.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell silver or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 100,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

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

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificates is deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Trust Agreement, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers will be made in accordance with standard securities industry practice.

Custody of the Trust’s Silver

Custody of the silver bullion deposited with and held by the Trust is provided by the Custodian at its London, England vaults or by subcustodians selected by the Custodian on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian is the custodian of the silver bullion credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the silver bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of silver in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates silver deposited in unallocated form with the Trust by selecting bars of silver bullion for deposit to the Trust Allocated Account. All silver bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA.

The process of withdrawing silver from the Trust for a redemption of a Basket is the same general procedure as for depositing silver with the Trust for a creation of a Basket, only in reverse. Each transfer of silver between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of silver being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of silver held in the Trust Unallocated Account as of the close of each business day. See “Creation and Redemption of Shares.”

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that generally may apply to an investment in Shares by a Non-US Shareholder (as defined below). Based on the United States Internal Revenue Code of 1986, as amended (the “Code”), United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on this date and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders are also treated as if they directly received their respective pro rata Shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata Shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of silver to the Trust in exchange for the underlying silver represented by the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the silver held in the Trust are the same as its tax basis and holding period for the silver delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors as to the determination of the tax basis and holding period for the underlying silver related to such Shares.

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

In addition, recent legislation effective after December 31, 2012, if applicable to a Shareholder, would impose a new 3.8% Medicare contribution tax on net investment income. Shareholders should consult their tax advisor regarding this tax.

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

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders are required to recognize gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata Shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and may not be deductible at all for alternative minimum tax purposes.

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

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee or the appropriate broker files certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a US person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding is allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of silver. A Non-US Shareholder generally is not subject to US federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of silver by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code Section 4975 impose certain requirements on certain employee benefit plans and other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law ("Other Law").

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan and the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities under ERISA or Other Law, including, but not limited to: (1) whether the investment is permitted under the plan's governing documents, (2) whether the fiduciary has the authority to make the investment, (3) whether the investment is consistent with the plan's funding objectives, (4) the tax effects of the investment on the Plan, and (5) whether the investment is prudent considering the factors discussed in this report. In addition, ERISA and Code Section 4975 prohibit a broad range of transactions involving assets of a plan and persons who are "parties in interest" under ERISA or "disqualified persons" under Section 4975 of the Code. A violation of these rules may result in the imposition of significant excise taxes and other liabilities. Plans subject to Other Law may be subject to similar restrictions.

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101(b)(2). Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act (“CEA”).

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

Silver which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust’s Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific plates of silver held by the Custodian are each an unsecured creditor of the Custodian with respect to the amount of silver held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s silver in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a subcustodian fails to so segregate silver held by it on behalf of the Trust, unallocated silver will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of silver held in their respective unallocated silver accounts.

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

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended December 31, 2010 and the fiscal period commencing July 20, 2009 and ending December 31, 2009:

Fiscal Year Ended December 31, 2010: Quarter Ended	High	Low

March 31, 2010	$18.79	$15.02
June 30, 2010	$19.50	$17.37
September 30, 2010	$21.80	$17.46
December 31, 2010	$30.73	$21.93

Period Ended December 31, 2009: Quarter Ended	High	Low

September 30, 2009 (from the Date of Inception)	$17.44	$13.34

December 31, 2009	$19.22	$16.11

The number of shares of record of the Trust as of March 8, 2011 was approximately 18,200,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

September 2010	$21.80	$19.33
October 2010	$24.63	$21.93
November 2010	$27.97	$24.54
December 2010	$30.73	$28.22
January 2011	$30.57	$26.73
February 2011	$33.76	$28.25

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 100,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the year ended December 31, 2010:

Period	Total number of Shares redeemed	Average ounces of silver per Share

01/01/10 to 01/31/10	1,500,000	0.9986
02/01/10 to 02/28/10	2,000,000	0.9982
03/01/10 to 03/31/10	—	—
04/01/10 to 04/30/10	—	—
05/01/10 to 05/31/10	—	—
06/01/10 to 06/30/10	100,000	0.9973
07/01/10 to 07/31/10	—	—
08/01/10 to 08/31/10	—	—
09/01/10 to 09/30/10	—	—
10/01/10 to 10/31/10	—	—
11/01/10 to 11/30/10	—	—
12/01/10 to 12/31/10	100,000	0.9959

Total	3,700,000	0.9983

The Trust redeemed as follows during the period ended December 31, 2009

Period	Total number of Shares redeemed	Average ounces of silver per Share

07/24/09 to 07/30/09	—	—
08/01/09 to 08/30/09	—	—
09/01/09 to 09/30/09	—	—
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	1,500,000	0.9993

Total	1,500,000	0.9993

Item 6. Selected Financial Data.

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2010	December 31, 2009*

Total assets	$335,456,828	$139,223,967
Total gain on silver	$8,738,410	$3,870,417
Net gain from operations	$8,142,445	$3,664,391
Weighted average number of Shares	9,847,671	$7,648,171
Net gain per Share	$0.83	$0.48
Net cash provided by operating activities	$—	$—

*	For the period from the Date of Inception.

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

Introduction.

The ETFS Silver Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and ETF Securities USA LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of silver bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

The Trust is a passive investment vehicle and the objective of the Trust is merely for the value of each share to approximately reflect, at any given time, the price of the silver bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

The Trust issues and redeems Shares only in exchange for silver, only in aggregations of 100,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and net asset value (“NAV”) of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

Share price & NAV v. silver price from inception to December 31, 2010

The divergence of the price of the Shares and NAV of the Shares from the silver price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of silver bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

Valuation of Silver

Silver is valued for financial statement purposes, at the lower of cost or market. The cost of silver is determined according to the average cost method and the market value is based on the London fix used to determine the Net Asset Value of the Trust. Realized gains and losses on sales of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

The table below summarizes the impact of unrealized gains on the Trust’s silver holdings at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Investment in silver - average cost	$329,357,195	$139,223,967
Unrealized gain on investment in silver	$173,978,516	16,842,298

Investment in silver - market value	$503,335,711	$156,066,265

Inspection of Silver

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by the Custodian. The inspection held on December 31, 2010 confirmed that the Custodian’s records of silver held in the vault were accurate.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust’s only source of liquidity is its transfers and sales of silver.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2010, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2010	December 31, 2009*

Total gain on silver	$8,738,410	$3,870,417
Net gain from operations	$8,142,445	$3,664,391
Net cash provided operating by activities	$—	$—

*Period from the Date of Inception.

The year ended December 31, 2010

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV grew from $156,066,265 at December 31, 2009 to $509,311,012 at December 31, 2010, a 226.34% increase for the year. NAV per Share increased 79.73% from $16.97 at December 31, 2009 to $30.50 at December 31, 2010. The increase in the Trust’s NAV per Share resulted primarily from an increase in the price per ounce of silver, which rose 80.28% from $16.99 at December 31, 2009 to $30.63 at December 31, 2010 and an increase in outstanding Shares, which rose from 9,200,000 Shares at December 31, 2009 to 16,700,000 Shares at December 31, 2010, a consequence of 11,200,000 Shares (112 Baskets) being created and 3,700,000 Shares (37 Baskets) being redeemed during the year.

The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $595,965 for the year, or 0.30% of the Trust’s of the Trust’s assets on an annualized basis.

The NAV per Share of $30.57 at December 30, 2010 was the highest during the year, compared with a low of $15.12 at February 8, 2010.

Net gain from operations for the year ended December 31, 2010 was $8,142,445 resulting from a net gain of $81,343 on the transfer of silver to pay expenses and a net gain of $8,657,067 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $595,965. Other than the Sponsor’s Fees, the Trust had no expenses during the year ended December 31, 2010.

The fiscal period from July 20, 2009 to December 31, 2009

On July 20, 2009, the Trust was formed as a legal entity with an initial deposit of silver. On July 24, 2009, the Trusts’ Shares commenced trading on the NYSE Arca under the symbol SIVR, and the Trust commenced operations. The assets of the Trust were $1,378,000 as of close of business on July 24, 2009.

The Trust’s NAV grew from $1,378,000 at July 24, 2009 to $156,066,265 at December 31, 2009, an 11,225.56% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of Silver, which rose 23.29% from $13.78 at July 24, 2009 to $16.99 at December 31, 2009 and an increase in outstanding Shares, which rose from 100,000 Shares at July 24, 2009 to 9,200,000 Shares at December 31, 2009, a consequence of 10,700,000 Shares (107 Baskets) being created and 1,500,000 Shares (15 Baskets) being redeemed during the period.

The 23.15% increase in the Trust’s NAV per share from $13.78 at July 24, 2009 to $16.97 at December 31, 2009 directly relates to the price per ounce of silver, which rose 23.29%.

The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s fees, which were $206,026 for the period, or 0.30% of the Trust’s assets on an annualized basis. The NAV per Share of $19.15 on December 2, 2009 was the highest during the period, compared with a low of $13.40 on July 30, 2009.

Net gain for the period ended December 31, 2009 was $3,664,391 resulting from a net gain of $27,499 on the sale of silver to pay expenses and a net gain of $3,842,918 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $ 206,026. Other than the Sponsor’s Fees, the Trust had no expenses during the period ended December 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

Year Ended December 31, 2010					For the Year Ended December 31
	Three months ended
	March 31	June 30	September 30	December 31

Revenues
Value of silver transferred to pay expenses	$31,096	$100,346	$124,846	$214,745	$471,033
Cost of silver transferred to pay expenses	(29,693)	(87,768)	(109,839)	(162,390)	(389,690)
Gain on silver transferred to pay expenses	1,403	12,578	15,007	52,355	81,343
Gain on silver distributed for the redemption of Shares	7,331,209	290,114	—	1,035,744	8,657,067
Unrealized gain/(loss) on investment in silver	—	—	—	—	—

Total gain on transfers and distributions of silver	$7,332,612	$302,692	$15,007	$1,088,099	$8,738,410

Expenses
Sponsor’s Fee	$61,832	$109,432	$136,759	$287,942	$595,965

Total expenses	$61,832	$109,432	$136,759	$287,942	$595,965

Net gain/(loss) from operations	$7,270,780	$193,260	$(121,752)	$800,157	$8,142,445

Net gain/(loss) per Share	$0.93	$0.02	$(0.01)	$0.06	$0.83
Weighted average number of Shares	7,833,333	7,975,824	9,534,783	13,982,609	9,847,671

Period Ended December 31, 2009	For the period ended September 30, 2009*	Three months ended December 31, 2010	For the period July 20 2009 through Dec. 31, 2010*

Revenues
Value of silver transferred to pay expenses	$36,294	$169,732	$206,026
Cost of silver transferred to pay expenses	(34,526)	(144,001)	(178,527)
Gain on silver transferred to pay expenses	1,768	25,731	27,499
Gain on silver distributed for the redemption of Shares	—	3,842,918	3,842,918
Unrealized gain/(loss) on investment in silver	—	—	—

Total gain on transfers and distributions of silver	$1,768	$3,868,649	$3,870,417

Expenses
Sponsor’s Fee	$70,988	$102,716	$206,026

Total expenses	$70,988	$102,716	$206,026

Net (loss)/gain from operations	$(69,220)	$3,765,933	$3,664,391

Net (loss)/gain per Share	$(0.01)	$0.42	$0.48
Weighted average number of Shares	6,007,246	9,005,435	7,648,171

*Period from the Date of Inception.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2010.

Item 9A. Controls and Procedures.

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2010, the Trust’s disclosure controls and procedures were effective.

There have been changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting. These changes have occurred as a result of the Sponsor’s review of the control processes. The changes include strengthening the review procedures over the financial statements and the creation of an audit committee to act in respect of the Trust on behalf of the Sponsor’s audit committee.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2010.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Silver Trust

We have audited the internal control over financial reporting of ETFS Silver Trust (the “Trust”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended December 31, 2010, and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 14, 2011

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11. Executive Compensation.

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Sponsor has no knowledge of any person being the beneficial owner of more than 5% of the Shares of the Trust.

Security Ownership of Management

The Trustee does not beneficially own any of the Trust Shares.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the period ended December 31, 2009 and the year ended December 31, 2010 were as follows:

	December 31, 2010	December 31, 2009

Audit fees	$90,000	$51,000
Audit-related fees	45,000	17,500

	$135,000	$68,500

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2010 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART III

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.2	Form of Authorized Participant Agreement

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156307 on July 21, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156307 on July 21, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ETFS SILVER TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Silver Trust:

We have audited the accompanying statements of financial condition of ETFS Silver Trust (the “Trust”) as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2010 and the period July 20, 2009 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and the period July 20, 2009 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 14, 2011

ETFS SILVER TRUST

Statements of Financial Condition

At December 31, 2010 and December 31, 2009

	December 31, 2010	December 31, 2009

ASSETS
Investment in silver (1)	$329,357,195	$139,223,967
Silver receivable	6,099,633	$—

Total assets	$335,456,828	$139,223,967

LIABILITIES
Accounts payable to Sponsor, net of waiver	$124,332	$—

Total liabilities	$124,332	$—

Redeemable Shares:
Shares at redemption value to investors (2)	509,311,012	156,066,265

Shareholders’ deficit	(173,978,516)	(16,842,298)

Total liabilities, redeemable Shares & shareholders’ deficit	$335,456,828	$139,223,967

(1)	The market value of investment in silver as at December 31, 2010 is $503,335,711 and as at December 31, 2009, is $156,066,265.

(2)	Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding as at December 31, 2010 were 16,700,000 and as at December 31, 2009, were, 9,200,000.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Operations

For the year ended December 31, 2010 and the period July 20, 2009* through December 31, 2009

	Year Ended December 31, 2010	For the period July 20, 2009* through December 31, 2009

REVENUES

Value of silver transferred to pay expenses	$471,033	$206,026
Cost of silver transferred to pay expenses	(389,690)	(178,527)

Gain on silver transferred to pay expenses	81,343	27,499

Gain on silver distributed for the redemption of Shares	8,657,067	3,842,918

Total gain on silver	$8,738,410	$3,870,417

EXPENSES

Sponsor’s Fee, net of waiver (Note 2.7)	595,965	206,026

Total expenses	595,965	206,026

Net gain from operations	$8,142,445	$3,664,391

Net gain per Share	$0.83	$0.48

Weighted average number of Shares	9,847,671	7,648,171

* Date of Inception

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Cash Flows
For the year ended December 31, 2010 and the period July 20, 2009* through December 31, 2009

	Year Ended December 31, 2010	For the period July 20, 2009* through December 31, 2009

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of silver	$—	$—

Cash expenses paid	—	—

Increase in cash resulting from operations	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of silver received for creation of Shares - net of silver receivable	$247,261,376	$161,927,868
Value of silver distributed for redemption of Shares - at average cost	$56,738,458	$22,525,374

	Year Ended December 31, 2010	For the period July 20, 2009* through December 31, 2009

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$8,142,445	$3,664,391
Adjustments to reconcile net gain to net cash provided by/(used in) operating activities:
Increase in silver assets	(190,133,228)	(139,223,967)
Adjustment of silver receivable to market value	37,836	—
Increase in receivable	(6,099,633)	—
Increase in accounts payable to Sponsor	124,332	—
Increase/(decrease) in redeemable Shares:
Creations	253,323,773	161,914,997
Redemptions	(65,395,525)	(26,355,421)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash item:
Value of silver transferred to pay expenses	$471,033	$206,026

* Date of Inception

See Notes to the Financial Statements

ETFS SILVER TRUST

Statement of Changes in Shareholders’ Deficit

For the year ended December 31, 2010 and the period July 20, 2009* through December 31, 2009

	Year Ended December 31, 2010	For the period July 20, 2009* through December 31, 2009

Shareholders’ deficit - opening balance	$(16,842,298)	$—
Net gain for the year	8,142,445	3,664,391
Adjustment of redeemable Shares to redemption value	(165,316,499)	(20,506,689)
Adjustment of silver receivable to market value	37,836	—

Shareholders’ deficit - closing balance	$(173,978,516)	$(16,842,298)

* Date of Inception

ETFS SILVER TRUST

Notes to the Financial Statements

1.	Organization

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

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009

Investment in silver - average cost	$329,357,195	$139,223,967
Unrealized gain on investment in silver	173,978,516	16,842,298

Investment in silver - market value	$503,335,711	$156,066,265

ETFS SILVER TRUST

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.1.	Valuation of Silver (continued)

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

Silver receivable was $6,099,633 as of December 31, 2010 and nil as of December 31, 2009.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share) with the difference from historical cost recorded as an offsetting amount to retained earnings.

ETFS SILVER TRUST

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.3.	Creations and Redemptions of Shares (continued)

Changes in the Shares for the year from January 1, 2010 through December 31, 2010 and the period from July 20, 2009 (the “Date of Inception”) through December 31, 2009 are as follows:

	Year Ended December 31, 2010	For the period July 20, 2009* through December 21, 2009

Number of Redeemable Shares:
Opening balance	9,200,000	—
Creations	11,200,000	10,700,000
Redemptions	(3,700,000)	(1,500,000)

Closing balance	16,700,000	9,200,000

	Year Ended December 31, 2010	For the period July 20, 2009* through December 21, 2009

Redeemable Shares:
Opening Balance	$156,066,265	—
Creations	253,323,773	161,914,997
Redemptions	(65,395,525)	(26,355,421)
Adjustment to redemption value	165,316,499	20,506,689

Closing balance	$509,311,012	$156,066,265

Redemption value per Share at period end	$30.50	$16.96

* Date of Inception

2.4.	Revenue Recognition Policy

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

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the price established by the London Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next London PM Fix used by the Trustees to value the Trust’s silver. Following the sale order, a gain or loss is recognized based on the difference between the selling price and the average cost of the silver sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

2.6	Investment in Silver

The following represents the changes in ounces of silver and the respective values for the period from the Date of Inception through December 31, 2009 and the year ended December 31, 2010:

	Year Ended December 31, 2010	For the period July 20, 2009* through December 31, 2009

Ounces of silver:
Opening balance	9,185,771.9	—
Creations (excluding silver receivable at December 31, 2010 - 199,139.2)	10,964,004.5	10,696,328.6
Redemptions	(3,693,621.5)	(1,498,198.4)
Transfers of silver	(23,386.1)	(12,358.3)

Closing balance	16,432,768.8	9,185,771.9

Investment in silver (lower of cost or market):
Opening balance	$139,223,967	—
Creations (excluding silver receivable at December 31, 2010 $6,061,797)	247,261,376	161,927,868
Redemptions	(56,738,458)	(22,525,374)
Transfers of silver	(389,690)	(178,527)

Closing balance	$329,357,195	$139,223,967

* Date of Inception

ETFS SILVER TRUST

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.7.	Expenses

The Trust will transfer silver to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.45% of the adjusted daily NAV of the Trust, paid monthly in arrears. The Sponsor waived a portion of its fee and reduced the Sponsor’s Fee to 0.30% for the first year of the Trust’s operations beginning on the Trust’s inception date and ending December 31, 2009. The Sponsor elected to continue to waive a portion of its fee for the year ending December 31, 2010, so that the fee was 0.30% of the adjusted daily NAV of the Trust during the year ending December 31, 2010. The Sponsor decided to waive a portion of the Sponsor’s fee to reduce the Sponsor’s fee to 0.30% until July 24, 2011. At this point, the Sponsor may renew its fee waiver, waive a larger or smaller portion of its fee or not renew its fee waiver.

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

2.8	Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the issuance date. Management has determined that there are no material events that would require adjustment to or disclosure in the Trust’s financial statements through this date.

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

For the year ended December 31, 2010, the Sponsor’s Fee, net of waiver (see note 2.7), was $595,965. For the period ended December 31, 2009, the Sponsor’s Fee, net of waiver was $206,026. As a result of the waiver, fees waived for the year ending December 31, 2010 were $297,983 (2009: $103,013).

At December 31, 2010, $124,332 was payable to the Sponsor. At December 31, 2009, there were no fees payable to the Sponsor.

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

Date: March 15, 2011

/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 15, 2011

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.