Form 10-Q
period 2011-03-31
ETFS SILVER TRUST
filed 2011-05-10
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________________ to _____________

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
Yes     ☐     No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☒
Non accelerated filer	☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No      ☒

As of May 9, 2011, ETFS Silver Trust has 17,900,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

ETFS SILVER TRUST

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010

ASSETS

Investment in silver (1)	$399,810,388	$329,357,195
Silver receivable	11,303,724	6,099,633

Total assets	$411,114,112	$335,456,828

LIABILITIES

Fees payable to Sponsor, net of waiver	$174,267	$124,332

Total liabilities	$174,267	$124,332

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$704,587,227	$509,311,012
Shareholders’ deficit	(293,647,382)	(173,978,516)

Total liabilities, redeemable Shares & shareholders’ deficit	$411,114,112	$335,456,828

(1) The market value of investment in silver as at March 31, 2011 is $693,457,770 and at December 31, 2010 is $503,335,711
(2) Authorized share capital is unlimited and no par value per share. Shares issued and outstanding as at March 31, 2011 were 18,700,000 and at December 31, 2010 were 16,700,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and March 31, 2010

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

REVENUES

Value of silver transferred to pay expenses	$359,949	$31,096
Cost of silver transferred to pay expenses	(244,350)	(29,693)

Gain on silver transferred to pay expenses	$115,599	$1,403

Gain on silver distributed for the redemption of Shares	3,282,442	7,331,209

Total gain on silver	$3,398,041	$7,332,612

EXPENSES

Sponsor’s Fee, net of waiver (Note 2.7)	$409,883	$61,832

Total expenses	$409,883	$61,832

Net gain from operations	$2,988,158	$7,270,780

Net gain per Share	$0.18	$0.93

Weighted average number of Shares	17,072,223	7,833,333

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and March 31, 2010

	3 Months Ended March 31, 2011	3 Months Ended March 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of silver	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of silver received for creation of Shares	$78,728,141	$24,926,646

Value of silver distributed for redemption of Shares - at average cost	$8,030,598	$53,230,705

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$2,988,158	$7,270,780
Adjustments to reconcile net gain / (loss) to net cash provided by / used in operating activities:
(Decrease) / increase in silver assets	(70,453,193)	28,333,752
(Increase) in silver receivable	(5,204,091)	—
Increase in unrealized gain on silver receivable	335,272	—
Increase in amounts payable to Sponsor	49,935	30,736
Increase / (decrease) in redeemable Shares:
Creations	83,596,959	24,926,906
Redemptions	(11,313,040)	(60,562,174)

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of silver transferred to pay expenses	$359,949	$31,096

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2011

3 Months Ended March 31, 2011

Shareholders’ deficit - opening balance	$(173,978,516)
Net gain for the period	2,988,158
Adjustment of redeemable Shares to redemption value	(122,992,296)
Adjustment of silver receivable to market value	335,272

Shareholders’ deficit - closing balance	$(293,647,382)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Silver (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of March 31, 2011:

	March 31, 2011	December 31, 2010

Investment in silver - average cost	$399,810,388	$329,357,195
Unrealized gain on investment in silver	293,647,382	173,978,516

Investment in silver - market value	$693,457,770	$503,335,711

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

2.2. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three days of trade date. As of March 31, 2011 there was $11,303,724 of silver receivable and $0 silver payable and as of December 31, 2010 there was $6,099,633 of silver receivable and $0 of silver payable.

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

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the three months ended March 31, 2011 and for the year ended December 31, 2010 are as follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2011

Number of redeemable Shares
Opening balance	16,700,000	9,200,000
Creations	2,400,000	11,200,000
Redemptions	(400,000)	(3,700,000)

Closing balance	18,700,000	16,700,000

Redeemable Shares
Opening balance	$509,311,012	$156,066,265
Creations	83,596,959	253,323,773
Redemptions	(11,313,040)	(65,395,525)
Adjustment to redemption value	122,992,296	165,316,499

Closing balance	$704,587,227	$509,311,012

Redemption value per Share at period end	$37.68	$30.50

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

2.6. Investment in Silver

The following represents the changes in ounces of silver and the respective values for the three months ended March 31, 2011 and for the year ended December 31, 2010:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Ounces of silver
Opening balance	16,432,768.8	9,185,771.9
Creations (excluding silver receivable at March 31, 2011 of 298,487.6 & December 31, 2010 - 199,139.2)	2,289,000.3	10,964,004.5
Redemptions	(398,206.3)	(3,693,621.5)
Transfers of Silver	(12,029.4)	(23,386.1)

Closing balance	18,311,533.4	16,432,768.8

Investment in silver (lower of cost or market)
Opening balance	$329,357,195	$139,223,967
Creations (excluding silver receivable at March 31, 2011 of $11,303,724 & December 31, 2010 $6,099,633)	78,728,141	247,261,376
Redemptions	(8,030,598)	(56,738,458)
Transfers of silver	(244,350)	(389,690)

Closing balance	$399,810,388	$329,357,195

2.7. Expenses

The Trust will transfer silver to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.45% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears. Presently, the Sponsor is continuing to waive a portion of its fee and reduce the Sponsor’s Fee to 0.30% (which it has done since the Date of Inception).

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.7. Expenses (Continued)

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

For the three months ended March 31, 2011 and March 31, 2010 the Sponsor’s Fee was $409,883 and $61,832 respectively. At March 31, 2011, and at December 31, 2010, the fees payable to the Sponsor were $174,267 and $124,332 respectively. As a result of the waiver, fees waived for the quarter ending March 31, 2011 were $204,942 (quarter ending March 31, 2010: $48,848).

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

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. On April 28, 2011, the Trust submitted an S-3 filing to the SEC, as the Trust is deemed to be a well-known seasoned issuer under SEC rules.

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

The Trustee then subtracts from the ANAV the amount of accrued Sponsor’s Fees computed for such day to determine the net asset value (“NAV”) of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The Quarter Ended March 31, 2011

The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV grew from $509,311,012 at December 31, 2010 to $704,587,227 at March 31, 2011, a 38.34% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 23.64% from $30.63 at December 31, 2010 to $37.87 at March 31, 2011 and an increase in outstanding Shares, which rose from 16,700,000 Shares at December 31, 2010 to 18,700,000 Shares at March 31, 2011, a result of 2,400,000 Shares (24 Baskets) being created and 400,000 Shares (4 Baskets) being redeemed during the quarter.

NAV per Share increased 23.54% from $30.50 at December 31, 2010 to $37.68 at March 31, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $409,883 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $37.68 at March 31, 2011 was the highest during the quarter, compared with a low of $26.56 at January 28, 2011.

Net gain from operations for the quarter ended March 31, 2011 was $2,988,158, resulting from a net gain of $115,599 on the transfer of silver to pay expenses and a net gain of $3,282,442 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $409,883. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2011 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended March 31, 2011:

24 Baskets were created.

4 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share

January 2011	4	400,000	0.996
February 2011	—	—	—
March 2011	—	—	—

Total	4	400,000	0.996

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: May 10, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.