Form 10-Q
period 2011-06-30
ETFS SILVER TRUST
filed 2011-08-05
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________________ to _________________

Commission File Number: 001-34412

ETFS SILVER TRUST
(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☒
Non accelerated filer	☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 3, 2011, ETFS Silver Trust has 18,600,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION]

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010

ASSETS

Investment in silver (1)	$427,806,229	$329,357,195
Silver receivable	—	6,099,633

Total assets	$427,806,229	$335,456,828

LIABILITIES

Fees payable to Sponsor, net of waiver	$153,119	$124,332

Total liabilities	$153,119	$124,332

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$623,220,473	$509,311,012
Shareholders’ deficit	(195,567,363)	(173,978,516)

Total liabilities, redeemable Shares & shareholders’ deficit	$427,806,229	$335,456,828

(1) The market value of investment in silver at June 30, 2011 was $623,373,592 and at December 31, 2010 was $503,335,711.
(2) Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at June 30, 2011 were 17,900,000 and at December 31, 2010 were 16,700,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

REVENUES

Value of silver transferred to pay expenses	$541,557	$100,346	$901,506	$131,442
Cost of silver transferred to pay expenses	(329,157)	(87,768)	(573,507)	(117,461)

Gain on silver transferred to pay expenses	$212,400	$12,578	$327,999	$13,981

Gain on silver distributed for the redemption of Shares	46,983,285	290,114	50,265,727	7,621,323

Total gain on silver	$47,195,685	$302,692	$50,593,726	$7,635,304

EXPENSES

Sponsor’s Fee, net of waiver (Note 2.7)	520,410	109,432	930,293	171,264

Total expenses	520,410	109,432	930,293	171,264

Net gain from operations	$46,675,275	$193,260	$49,663,433	$7,464,040

Net gain per Share	$2.53	$0.02	$2.79	$0.94

Weighted average number of Shares	18,482,418	7,975,824	17,781,215	7,904,972

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of silver	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of silver received for creation of Shares	$94,405,843	$29,647,963	$173,133,984	$54,574,609

Value of silver distributed for redemption of Shares - at average cost	$66,080,845	$1,595,679	$74,111,443	$54,826,384

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$46,675,275	$193,260	$49,663,433	$7,464,040
Adjustments to reconcile net gain to net cash provided by operating activities:
(Increase) / decrease in silver assets	(27,995,841)	(27,964,516)	(98,449,034)	369,236
Decrease in silver receivable	11,303,725	—	6,099,633	—
(Decrease) / increase in amounts payable to Sponsor	(21,147)	9,086	28,787	39,822
Increase / decrease in redeemable Shares:
Creations	83,102,118	29,647,963	167,034,351	54,574,609
Redemptions	(113,064,130)	(1,885,793)	(124,377,170)	(62,447,707)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of silver transferred to pay expenses	$541,557	$100,346	$901,506	$131,442

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2011

Six Months Ended June 30, 2011

Shareholders’ deficit - opening balance	$(173,978,516)
Net gain for the period	49,663,433
Adjustment of redeemable Shares to redemption value	(71,252,280)

Shareholders’ deficit – closing balance	$(195,567,363)

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depository trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues shares (“Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

2.1. Valuation of Silver

Silver is held by HSBC Bank USA, N.A. (the “Custodian”) on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of silver is determined according to the average cost method and the market value is based on the London Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London Fix price for silver is set by three market making members of the London Bullion Market Association at approximately 12:00 noon London Time, on each working day.

Once the value of silver has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the silver and all other assets held by the Trust.

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Silver (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Investment in silver-average cost	$427,806,229	$329,357,195
Unrealized gain on investment in silver	195,567,363	173,978,516

Investment in silver-market value	$623,373,592	$503,335,711

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

2.2. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three business days of the trade date.

Silver receivable or payable at June 30, 2011 and December 31, 2010 is set out below:

	June 30, 2011	December 31, 2010

Silver receivable	$—	$6,099,633

Silver payable	$—	$—

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

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When silver is exchanged in settlement of a redemption, it is considered a sale of silver for financial statement purposes.

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the six months ended June 30, 2011 and for the year ended December 31, 2010 are set out below:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Number of redeemable Shares
Opening balance	16,700,000	9,200,000
Creations	4,400,000	11,200,000
Redemptions	(3,200,000)	(3,700,000)

Closing balance	17,900,000	16,700,000

Redeemable Shares
Opening balance	$509,311,012	$156,066,265
Creations	167,034,351	253,323,773
Redemptions	(124,377,170)	(65,395,525)
Adjustment to redemption value	71,252,280	165,316,499

Closing balance	$623,220,473	$509,311,012

Redemption value per Share at period end	$34.82	$30.50

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Silver

Changes in ounces of silver and the respective values for the six months ended June 30, 2011 and for the year ended December 31, 2010 are set out below:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Ounces of silver
Opening balance	16,432,768.8	9,185,771.9
Creations	4,576,947.3	10,964,004.5
Redemptions	(3,183,178.9)	(3,693,621.5)
Transfers of silver	(26,034.9)	(23,386.1)

Closing balance	17,800,502.3	16,432,768.8

Investment in silver (lower of cost or market)
Opening balance	$329,357,195	$139,223,967
Creations	173,133,984	247,261,376
Redemptions	(74,111,443)	(56,738,458)
Transfers of silver	(573,507)	(389,690)

Closing balance	$427,806,229	$329,357,195

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

For the three months ended June 30, 2011 and June 30, 2010 the Sponsor’s Fee was $520,410 and $109,432 respectively. For the six months ended June 30, 2011 and June 30, 2010 the Sponsor’s Fee was $930,293 and $171,264 respectively At June 30, 2011, and at December 31, 2010, the fees payable to the Sponsor were $153,119 and $124,332 respectively. As a result of the waiver, fees waived for the three months ending June 30, 2011 were $260,205 (quarter ending June 30, 2010: $54,816). Fees waived for the six months ending June 30, 2011 were $465,147 (six months ending June 30, 2010: $103,664).

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

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

ETFS SILVER TRUST

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

ETFS SILVER TRUST

The Quarter Ended June 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $704,587,227 at March 31, 2011 to $623,220,473 at June 30, 2011, an 11.55% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 7.53% from $37.87 at March 31, 2011 to $35.02 at June 30, 2011 and a decrease in outstanding Shares, which fell from 18,700,000 Shares at March 31, 2011 to 17,900,000 Shares at June 30, 2011, a result of 2,000,000 Shares (20 Baskets) being created and 2,800,000 Shares (28 Baskets) being redeemed during the quarter.

NAV per Share decreased 7.59% from $37.68 at March 31, 2011 to $34.82 at June 30, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $520,410 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $48.44 at April 28, 2011 was the highest during the quarter, compared with a low of $32.32 at May 12, 2011.

Net gain from operations for the quarter ended June 30, 2011 was $46,675,275, resulting from a net gain of $212,400 on the transfer of silver to pay expenses and a net gain of $46,983,285 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $520,410. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2011.

The Six Months Ended June 30, 2011

The Trust’s NAV increased from $509,311,012 at December 31, 2010 to $623,220,473 at June 30, 2011, a 22.37% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 14.33% from $30.63 at December 31, 2010 to $35.02 at June 30, 2011 and an increase in outstanding Shares, which rose from 16,700,000 Shares at December 31, 2010 to 17,900,000 Shares at June 30, 2011, a result of 4,400,000 Shares (44 Baskets) being created and 3,200,000 Shares (32 Baskets) being redeemed during the period.

NAV per Share increased 14.16% from $30.50 at December 31, 2010 to $34.82 at June 30, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $930,293 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $48.44 at April 28, 2011 was the highest during the period, compared with a low of $26.56 at January 28, 2011.

Net gain from operations for the period ended June 30, 2011 was $49,663,433, resulting from a net gain of $327,999 on the transfer of silver to pay expenses and a net gain of $50,265,727 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $930,293. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2011 the Trust did not have any cash balances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ETFS SILVER TRUSTS

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 19034, as amended (the ‘Exchange Act’) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2011:

                         20 Baskets were created.

                         28 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share

April 2011	—	—	—
May 2011	28	2,800,000	0.995
June 2011	—	—	—

Total	28	2,800,000	0.995

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: August 5, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.