Form 10-Q
period 2011-09-30
ETFS SILVER TRUST
filed 2011-11-09
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________

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

As of November 7, 2011, ETFS Silver Trust has 19,600,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION]

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

Investment in silver (1)	$515,572,136	$329,357,195
Silver receivable	6,050,078	6,099,633

Total assets	$521,622,214	$335,456,828

LIABILITIES

Fees payable to Sponsor, net of waiver	$145,961	$124,332

Total liabilities	$145,961	$124,332

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$586,857,521	$509,311,012
Shareholders’ deficit	(65,381,268)	(173,978,516)

Total liabilities, redeemable Shares & shareholders’ deficit	$521,622,214	$335,456,828

(1)	The market value of investment in silver at September 30, 2011 was $580,953,404 and at December 31, 2010 was $503,335,711.

(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at September 30, 2011 were 19,400,000 and at December 31, 2010 were 16,700,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

REVENUES

Value of silver transferred to pay expenses	$523,568	$124,846	$1,425,074	$256,288
Cost of silver transferred to pay expenses	(349,622)	(109,839)	(923,129)	(227,300)

Gain on silver transferred to pay expenses	$173,946	$15,007	$501,945	$28,988

Gain on silver distributed for the redemption of Shares	$27,766,318	—	$78,032,045	7,621,323

Total gain on silver	$27,940,264	$15,007	$78,533,990	$7,650,311

EXPENSES

Sponsor’s Fee, net of waiver (Note 2.7)	$516,410	$136,759	$1,446,703	$308,023

Total expenses	$516,410	$136,759	$1,446,703	$308,023

Net gain / (loss) from operations	$27,423,854	$(121,752)	$77,087,287	$7,342,288

Net gain / (loss) per Share	$1.45	$(0.01)	$4.25	$0.87

Weighted average number of Shares	18,864,130	9,534,783	18,146,154	8,454,212

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of silver	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of silver received for creation of Shares	$152,275,974	$45,221,810	$325,409,957	$99,796,419

Value of silver distributed for redemption of Shares - at average cost	$64,160,444	$—	$138,271,887	$54,826,384

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain / (loss) from operations	$27,423,854	$(121,752)	$77,087,287	$7,342,288
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
Increase in silver assets	(87,765,908)	(45,111,970)	(186,214,941)	(44,742,734)
(Increase) / decrease in silver receivable	(6,050,078)	(4,398,259)	49,555	(4,398,259)
(Decrease) / increase in amounts payable to Sponsor	(7,158)	11,803	21,629	51,625
Increase / (decrease) in redeemable Shares:
Creations	158,326,052	49,620,178	325,360,402	104,194,787
Redemptions	(91,926,762)	—	(216,303,932)	(62,447,707)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of silver transferred to pay expenses	$523,568	$124,846	$1,425,074	$256,288

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2011

Nine months Ended September 30, 2011

Shareholders’ deficit - opening balance	$(173,978,516)
Net gain for the period	77,087,287
Adjustment of redeemable Shares to redemption value	31,509,961

Shareholders’ deficit - closing balance	$(65,381,268)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Silver (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Investment in silver - average cost	$515,572,136	$329,357,195
Unrealized gain on investment in silver	65,381,268	173,978,516

Investment in silver - market value	$580,953,404	$503,335,711

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

2.2. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three business days of the trade date. Silver receivable or payable at September 30, 2011 and December 31, 2010 is set out below:

	September 30, 2011	December 31, 2010

Silver receivable	$6,050,078	$6,099,633

Silver payable	$—	$—

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2011 and for the year ended December 31, 2010 are set out below:

	Nine months Ended September 30, 2011	Year Ended December 31, 2010

Number of redeemable Shares
Opening balance	16,700,000	9,200,000
Creations	8,400,000	11,200,000
Redemptions	(5,700,000)	(3,700,000)

Closing balance	19,400,000	16,700,000

Redeemable Shares
Opening balance	$509,311,012	$156,066,265
Creations	325,360,402	253,323,773
Redemptions	(216,303,932)	(65,395,525)
Adjustment to redemption value	(31,509,961)	165,316,499

Closing balance	$586,857,521	$509,311,012

Redemption value per Share at period end	$30.25	$30.50

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

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

2.6. Investment in Silver

Changes in ounces of silver and the respective values for the nine months ended September 30, 2011 and for the year ended December 31, 2010 are set out below:

	Nine months	Year
	Ended	Ended
	September 30, 2011	December 31, 2010

Ounces of silver
Opening balance	16,432,768.8	9,185,771.9
Creations (excluding silver receivable at September 30, 2011 - 198,688.9 and at December 31, 2010 - 199,139.2)	8,353,684.9	10,964,004.5
Redemptions	(5,667,725.3)	(3,693,621.5)
Transfers of silver	(39,798.8)	(23,386.1)

Closing balance	19,078,929.6	16,432,768.8

Investment in silver (lower of cost or market)
Opening balance	$329,357,195	$139,223,967
Creations (excluding silver receivable at September 30, 2011 - $6,050,078 and at December 31, 2010 - $6,099,633, respectively)	325,409,957	247,261,376
Redemptions	(138,271,887)	(56,738,458)
Transfers of silver	(923,129)	(389,690)

Closing balance	$515,572,136	$329,357,195

ETFS SILVER TRUST

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

For the three months ended September 30, 2011 and September 30, 2010 the Sponsor’s Fee was $516,410 and $136,759 respectively. For the nine months ended September 30, 2011 and September 30, 2010 the Sponsor’s Fee was $1,446,703 and $308,023 respectively At September 30, 2011, and at December 31, 2010, the fees payable to the Sponsor were $145,961 and $124,332 respectively. As a result of the waiver, fees waived for the three months ending September 30, 2011 were $258,205 (quarter ending September 30, 2010: $54,816). Fees waived for the nine months ending September 30, 2011 were $723,352 (nine months ending September 30, 2010: $207,562).

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

The Quarter Ended September 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $623,220,473 at June 30, 2011 to $586,857,521 at September 30, 2011, a 5.83% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 13.05% from $35.02 at June 30, 2011 to $30.45 at September 30, 201.

Outstanding Shares rose from 17,900,000 Shares at June 30, 2011 to 19,400,000 Shares at September 30, 2011, a result of 4,000,000 Shares (40 Baskets) being created and 2,500,000 Shares (25 Baskets) being redeemed during the quarter.

NAV per Share decreased 13.12% from $34.82 at June 30, 2011 to $30.25 at September 30, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $516,410 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $43.22 at August 22, 2011 was the highest during the quarter, compared with a low of $27.98 at September 26, 2011.

Net gain from operations for the quarter ended September 30, 2011 was $27,423,854, resulting from a net gain of $173,946 on the transfer of silver to pay expenses and a net gain of $27,766,318 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $516,410. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2011.

The Nine Months Ended September 30, 2011

The Trust’s NAV increased from $509,311,012 at December 31, 2010 to $586,857,521 at September 30, 2011, a 15.23% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 16,700,000 Shares at December 31, 2010 to 19,400,000 Shares at September 30, 2011, a result of 8,400,000 Shares (84 Baskets) being created and 5,700,000 Shares (57 Baskets) being redeemed during the period.

There was a decrease in the price per ounce of silver, which fell 0.59% from $30.63 at December 31, 2010 to $30.45 at September 30, 2011. NAV per Share decreased 0.82% from $30.50 at December 31, 2010 to $30.25 at September 30, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $1,446,703 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $48.44 at April 28, 2011 was the highest during the period, compared with a low of $26.56 at January 28, 2011.

Net gain from operations for the nine-month period ended September 30, 2011 was $77,087,287, resulting from a net gain of $501,945 on the transfer of silver to pay expenses and a net gain of $78,032,045 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,446,703. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2011 the Trust did not have any cash balances.

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

ETFS SILVER TRUSTS

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2011:

40 Baskets were created.

25 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share

July 2011	9	900,000	0.994
August 2011	8	800,000	0.994
September 2011	8	800,000	0.994

Total	25	2,500,000	0.994

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: November 9, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.