Form 10-K
period 2011-12-31
ETFS SILVER TRUST
filed 2012-03-07
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2011 as reported by the NYSE Arca, Inc. on that date: $617,908,000.

As of March 2, 2012, ETFS Silver Trust has 18,600,000 ETFS Physical Silver Shares outstanding.

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

PART I

Item 1. Business

The purpose of the ETFS Silver Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial deposit of silver was made in exchange for the issuance of 2 Baskets (a “Basket” consists of 100,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is HSBC Bank USA, National Association (the “Custodian”).

The Trust’s Shares at redeemable value increased from $509,311,012 at December 31, 2010 to $534,304,845 at December 31, 2011, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 16,700,000 Shares at December 31, 2010 to 19,100,000 Shares outstanding at December 31, 2011.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding silver bullion. The Shares offer an investment that;

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

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s “London PM Fix” (the daily fix of the price of an ounce of silver which starts at 12:00 PM London, England time and is performed in London by the three London Bullion Market Association “LBMA” members of the London silver fix). If no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London silver price fix determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.45% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Presently, the Sponsor is continuing to waive a portion of its fee and reduce the Sponsor’s Fee to 0.30% (which it has done since the Date of Inception). The Sponsor decided to waive a portion of the Sponsor’s Fee to reduce the Sponsor’s Fee to 0.30% until March 31, 2013. At this point, the Sponsor may renew its fee waiver, waive a larger or smaller portion of its fee or not renew its fee waivers. If, at any point in the future, the Sponsor does not continue its partial fee waiver, the full Sponsor’s Fee will accrue and be paid to the Sponsor for subsequent periods. The Sponsor is under no obligation to continue to waive all or part of the Sponsor’s Fee on an ongoing basis.

The Sponsor’s Fee is paid by delivery of silver to an account maintained by the Custodian for the Sponsor on an unallocated basis. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment in cash of Trust expenses not assumed by the Sponsor. The Trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of silver. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, silver needed to cover Trust expenses not assumed by the Sponsor at a price at least equal to the price used by the Trustee to determine the value of the silver held by the Trust on the date of the sale.

The Sponsor’s Fee for the year ended December 31, 2011 was $1,955,837 (year ended December 31, 2010: $595,965; period ended December 31, 2009: $206,026).

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

HSBC Bank, N.A. (“HSBC”) serves as the Custodian of the Trust’s silver. HSBC is a national banking association organized under the laws of the United States of America. HSBC is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. HSBC’s custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, HSBC’s London custodian operations are subject to supervision by the Financial Services Authority, an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA in the United Kingdom.

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

When the Trust sells or transfers silver, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the silver that was sold or transferred, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any silver sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the silver held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of silver sold, and the denominator of which is the total amount of the silver held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the silver remaining in the Trust will be equal to its tax basis for its share of the total amount of the silver held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the silver that was sold.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on certain employee benefit plans and other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan and the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities under ERISA or Other Law, including, but not limited to: (1) whether the investment is permitted under the plan’s governing documents, (2) whether the fiduciary has the authority to make the investment, (3) whether the investment is consistent with the plan’s funding objectives, (4) the tax effects of the investment on the Plan, and (5) whether the investment is prudent considering the factors discussed in this report. In addition, ERISA and Code section 4975 prohibit a broad range of transactions involving assets of a plan and persons who are “parties in interest” under ERISA or “disqualified persons” under section 4975 of the Code. A violation of these rules may result in the imposition of significant excise taxes and other liabilities. Plans subject to Other Law may be subject to similar restrictions.

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more subcustodians to hold the Trust’s silver on a temporary basis pending delivery to the Custodian. The subcustodians which the Custodian may use are LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing its subcustodians, making the Custodian liable only for negligence or bad faith in the selection of such subcustodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s silver from any subcustodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its subcustodians. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s silver or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2011 and 2010:

Fiscal Year Ended December 31, 2011: Quarter Ended
	High	Low

March 31, 2011	$37.51	$26.73
June 30, 2011	$48.20	$33.27
September 30, 2011	$43.48	$29.41
December 31, 2011	$34.96	$26.83

Fiscal Year Ended December 31, 2010: Quarter Ended
	High	Low

March 31, 2010	$18.79	$15.02
June 30, 2010	$19.50	$17.37
September 30, 2010	$21.80	$17.46
December 31, 2010	$30.73	$21.93

The number of Shares of the trust as of March 2, 2012 was 18,600,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

September 2011	$42.98	$29.41
October 2011	$34.96	$29.70
November 2011	$34.76	$30.83
December 2011	$32.59	$26.83
January 2012	$33.66	$28.51
February 2012	$36.61	$32.94

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 100,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2011 and 2010:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2011	400,000	0.9955
February 2011	—	—
March 2011	—	—
April 2011	—	—
May 2011	2,800,000	0.9946
June 2011	—	—
July 2011	900,000	0.9941
August 2011	800,000	0.9938
September 2011	800,000	0.9935
October 2011	—	—
November 2011	—	—
December 2011	800,000	0.9928

Total	6,500,000	0.9941

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2010	1,500,000	0.9986
February 2010	2,000,000	0.9982
March 2010	—	—
April 2010	—	—
May 2010	—	—
June 2010	100,000	0.9973
July 2010	—	—
August 2010	—	—
September 2010	—	—
October 2010	—	—
November 2010	—	—
December 2010	100,000	0.9959

Total	3,700,000	0.9983

Item 6. Selected Financial Data.

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2011	December 31, 2010	December 31, 2009*
Total assets	$524,562,808	$335,456,828	$139,223,967
Total gain on silver	$79,431,378	$8,738,410	$3,870,417
Net gain from operations	$77,475,541	$8,142,445	$3,664,391
Weighted average number of Shares	18,526,027	9,847,671	7,648,171
Net gain per Share	$4.18	$0.83	$0.48
Net cash provided by operating activities	$—	$—	$—

*For the period July 20, 2009 through December 31, 2009.

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each share to approximately reflect, at any given time, the price of the silver bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

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

NAV per Share vs. Silver Fix from Inception to December 31, 2011

The divergence of the NAV per Share from the silver price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

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

	December 31, 2011	December 31, 2010
Investment in silver - average cost	$524,562,808	$329,357,195
Unrealized gain on investment in silver	18,274,489	173,978,516

Investment in silver - market value	$542,837,297	$503,335,711

Inspection of Silver

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by the Custodian. The inspection held as of December 31, 2011 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of silver held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2011 and 2010, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2011	December 31, 2010	December 31, 2009*
Total gain on silver	$79,431,378	$8,738,410	$3,870,417
Net gain from operations	$77,475,541	$8,142,445	$3,664,391
Net cash provided by operating activities	$—	$—	$—

*Period from the July 20, 2009

The year ended December 31, 2011

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $509,311,012 at December 31, 2010 to $534,304,845 at December 31, 2011, a 4.91% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 16,700,000 Shares at December 31, 2010 to 19,100,000 Shares at December 31, 2011, a result of 8,900,000 Shares (89 Baskets) being created and 6,500,000 Shares (65 Baskets) being redeemed during the year.

The price per ounce of silver decreased 8% from $30.63 to $28.18 during the year.

NAV per Share decreased 8.30% from $30.50 at December 31, 2010 to $27.97 at December 31, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $1,955,837 for the year, or 0.30% of the Trust’s assets on an annualized basis.

Sponsor’s Fees increased 228.18% from $595,965 for the year ended December 31, 2010 to $1,955,837 for the year ended December 31, 2011. This increase relates to an increase in the average NAV for the year.

The NAV per Share of $48.44 at April 28, 2011 was the highest during the year, compared with a low of $25.97 at December 29, 2011.

Net gain from operations for the year ended December 31, 2011 was $77,475,541, resulting from a net gain of $609,364 on the transfer of silver to pay expenses and a net gain of $78,822,014 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,955,837. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011.

The year ended December 31, 2010

The Trust’s NAV increased from $156,066,265 at December 31, 2009 to $509,311,012 at December 31, 2010, a 226.34% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 80.28% from $16.99 at December 31, 2009 to $30.63 at December 31, 2010, and an increase in outstanding Shares, which rose from 9,200,000 Shares at December 31, 2009 to 16,700,000 Shares at December 31, 2010, a consequence of 11,200,000 Shares (112 Baskets) being created and 3,700,000 Shares (37 Baskets) being redeemed during the year.

NAV per Share increased 79.83% from $16.96 at December 31, 2009 to $30.50 at December 31, 2010. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $595,965 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $30.57 at December 30, 2010 was the highest during the year, compared with a low of $15.12 at February 8, 2010.

Net gain from operations for the year ended December 31, 2010 was $8,142,445, resulting from a net gain of $81,343 on the transfer of silver to pay expenses and a net gain of $8,657,067 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $595,965. Other than the Sponsor’s Fees, the Trust had no expenses during the year ended December 31, 2010.

The fiscal period from July 20, 2009 to December 31, 2009

On July 20, 2009, the Trust was formed as a legal entity with an initial deposit of silver. On July 24, 2009, the Trusts’ Shares commenced trading on the NYSE Arca under the symbol SIVR, and the Trust commenced operations. The assets of the Trust were $1,378,000 as of close of business on July 24, 2009.

The Trust’s NAV grew from $1,378,000 at July 24, 2009 to $156,066,265 at December 31, 2009, an 11,225.56% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of Silver, which rose 23.29% from $13.78 at July 24, 2009 to $16.99 at December 31, 2009, and an increase in outstanding Shares, which rose from 100,000 Shares at July 24, 2009 to 9,200,000 Shares at December 31, 2009, a consequence of 10,700,000 Shares (107 Baskets) being created and 1,500,000 Shares (15 Baskets) being redeemed during the period.

The Trust’s NAV per share increased 23.08% from $13.78 at July 24, 2009 to $16.96 at December 31, 2009 directly relates to the increase in the price per ounce of silver, which rose 23.29%. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s fees, which were $206,026 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $19.15 on December 2, 2009 was the highest during the period, compared with a low of $13.40 on July 30, 2009.

Net gain for the period ended December 31, 2009 was $3,664,391, resulting from a net gain of $27,499 on the transfer of silver to pay expenses and a net gain of $3,842,918 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $ 206,026. Other than the Sponsor’s Fees, the Trust had no expenses during the period ended December 31, 2009.

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

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

Year ended December 31, 2011

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of silver transferred to pay expenses	$359,949	$541,557	$523,568	$503,673	$1,928,747
Cost of silver transferred to pay expenses	(244,350)	(329,157)	(349,622)	(396,254)	(1,319,383)

Gain on silver transferred to pay expenses	115,599	212,400	173,946	107,419	609,364
Gain on silver distributed for the redemption of Shares	3,282,442	46,983,285	27,766,318	789,969	78,822,014

Total gain on silver	3,398,041	47,195,685	27,940,264	897,388	79,431,378

Expenses
Sponsor’s fee, net of waiver	409,883	520,410	516,410	509,134	1,955,837

Total expenses	409,883	520,410	516,410	509,134	1,955,837

Net gain from operations	$2,988,158	$46,675,275	$27,423,854	$388,254	$77,475,541

Net gain per Share	$0.18	$2.53	$1.45	$0.02	$4.18

Weighted average number of Shares	17,072,223	18,482,418	18,864,130	19,653,261	18,526,027

Year ended December 31, 2010

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of silver transferred to pay expenses	$31,096	$100,346	$124,846	$214,745	$471,033
Cost of silver transferred to pay expenses	(29,693)	(87,768)	(109,839)	(162,390)	(389,690)

Gain on silver transferred to pay expenses	1,403	12,578	15,007	52,355	81,343
Gain on silver distributed for the redemption of Shares	7,331,209	290,114	—	1,035,744	8,657,067

Total gain on silver	7,332,612	302,692	15,007	1,088,099	8,738,410

Expenses
Sponsor’s fee, net of waiver	61,832	109,432	136,759	287,942	595,965

Total expenses	61,832	109,432	136,759	287,942	595,965

Net gain / (loss) from operations	$7,270,780	$193,260	$(121,752)	$800,157	$8,142,445

Net gain / (loss) per Share	$0.93	$0.02	$(0.01)	$0.06	$0.83

Weighted average number of Shares	7,833,333	7,975,824	9,534,783	13,982,609	9,847,671

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2011.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Silver Trust

We have audited the internal control over financial reporting of ETFS Silver Trust (the “Trust”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2012

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Audit fees	$52,500	$90,000
Audit related fees	13,750	45,000

	$66,250	$135,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156307 on July 21, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156307 on July 21, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

ETFS SILVER TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at December 31, 2011 and December 31, 2010	F-3

Statements of Operations for the years ended December 31, 2011 and 2010 and for the period July 20, 2009 through December 31, 2009	F-4

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period July 20, 2009 through December 31, 2009	F-5

Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2011 and 2010 and for the period July 20, 2009 through December 31, 2009	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Silver Trust:

We have audited the accompanying statements of financial condition of ETFS Silver Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010 and the period July 20, 2009 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Silver Trust at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period July 20, 2009 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2012

ETFS SILVER TRUST

Statements of Financial Condition
At December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS
Investment in silver (1)	$524,562,808	$329,357,195
Silver receivable	—	6,099,633

Total assets	$524,562,808	$335,456,828

LIABILITIES
Accounts payable to Sponsor, net of waiver	$140,160	$124,332
Silver payable	8,392,292	—

Total liabilities	8,532,452	124,332

REDEEMABLE SHARES
Shares at redemption value to investors (2)	534,304,845	509,311,012
Shareholders’ deficit	(18,274,489)	(173,978,516)

Total liabilities, redeemable Shares & shareholders’ deficit	$524,562,808	$335,456,828

(1)	The market value of investment in silver at December 31, 2011 was $542,837,297 and at December 31, 2010 was $503,335,711.

(2)	Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2011 were 19,100,000 and at December 31, 2010 were 16,700,000.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Operations
For the years ended December 31, 2011 and 2010 and the period July 20, 2009* through December 31, 2009

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period July 20, 2009* through December 31, 2009
REVENUES

Value of silver transferred to pay expenses	$1,928,747	$471,033	$206,026
Cost of silver transferred to pay expenses	(1,319,383)	(389,690)	(178,527)

Gain on silver transferred to pay expenses	609,364	81,343	27,499

Gain on silver distributed for the redemption of shares	78,822,014	8,657,067	3,842,918

Total gain on silver	79,431,378	8,738,410	3,870,417

EXPENSES

Sponsor’s fee, net of waiver (Note 2.7)	1,955,837	595,965	206,026

Total expenses	1,955,837	595,965	206,026

Net gain from operations	$77,475,541	$8,142,445	$3,664,391

Net gain per share	$4.18	$0.83	$0.48

Weighted average number of Shares	18,526,027	9,847,671	7,648,171

* Date of Inception

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Cash Flows
For the years ended December 31, 2011 and 2010 and the period July 20, 2009* through December 31, 2009

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period July 20, 2009* through December 31, 2009
INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of silver	$—	$—	$—
Cash expenses paid	—	—	—

Increase in cash resulting from operations	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of silver received for creation of Shares - excluding silver receivable	$348,314,831	$247,261,376	$161,927,868

Value of silver distributed for redemption of Shares - at average cost	$151,789,835	$56,738,458	$22,525,374

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$77,475,541	$8,142,445	$3,664,391
Adjustments to reconcile net gain to net cash provided by operating activities:
Increase in silver assets	(195,205,613)	(190,133,228)	(139,223,967)
Decrease / (increase) in silver receivable	6,099,633	(6,099,633)	—
Increase in silver payable	8,392,292	—	—
Increase in accounts payable to Sponsor	15,828	124,332	—
Increase / (decrease) in redeemable Shares:
Creations	342,215,198	253,361,609	161,914,997
Redemptions	(238,992,879)	(65,395,525)	(26,355,421)

Net cash provided by operating activities	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:

Value of silver transferred to pay expenses	$1,928,747	$471,033	$206,026

* Date of Inception

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2011 and 2010 and the period July 20, 2009* through December 31, 2009

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period July 20, 2009* through December 31, 2009

Shareholders’ deficit - opening balance	$(173,978,516)	$(16,842,298)	$—
Net gain for the period	77,475,541	8,142,445	3,664,391
Adjustment of redeemable Shares to redemption value	78,228,486	(165,278,663)	(20,506,689)

Shareholders’ deficit – closing balance	$(18,274,489)	$(173,978,516)	$(16,842,298)

* Date of Inception

See Notes to the Financial Statements

ETFS SILVER TRUST

Notes to the Financial Statements

1. Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues ETFS Physical Silver Shares (the “Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company that is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

2.1. Valuation of Silver

Silver is held by HSBC Bank USA, National Association (the “Custodian”), on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of silver is determined according to the average cost method and the market value is based on the London Fix used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of silver to pay the Sponsor’s fee, or silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The price for an ounce of silver is set by three market making members of the London Bullion Market Association at approximately 12:00 noon London time on each working day.

Once the value of silver has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the silver and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Investment in silver-average cost	$524,562,808	$329,357,195
Unrealized gain on investment in silver	18,274,489	173,978,516

Investment in silver-market value	$542,837,297	$503,335,711

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

	December 31, 2011	December 31, 2010

Silver receivable	$—	$6,099,633

Silver payable	$8,392,292	$—

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

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.3. Creations and Redemptions of Shares (continued)

Changes in the Shares for the years ended December 31, 2011 and 2010 and the period from July 20, 2009 (the “Date of Inception”) through December 31, 2009 are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period July 20, 2009* through December 31, 2009
Number of redeemable Shares:
Opening balance	16,700,000	9,200,000	—
Creations	8,900,000	11,200,000	10,700,000
Redemptions	(6,500,000)	(3,700,000)	(1,500,000)

Closing Balance	19,100,000	16,700,000	9,200,000

Redeemable Shares:
Opening balance	$509,311,012	$156,066,265	$—
Creations	342,215,198	253,361,609	161,914,997
Redemptions	(238,992,879)	(65,395,525)	(26,355,421)
Adjustment to redemption value	(78,228,486)	165,278,663	20,506,689

Closing balance	$534,304,845	$509,311,012	$156,066,265

Redemption value per Share at period end	$27.97	$30.50	$16.96

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740-10 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Sponsior has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements..

Notes to the Financial Statements

2.6 Investment in Silver

Changes in ounces of silver and the respective values for the years ended December 31, 2011 and 2010 and for the period from July 20, 2009* through December 31, 2009 are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period July 20, 2009* through December 31, 2009
Ounces of silver:
Opening balance	16,432,768.8	9,185,771.9	—
Creations (excluding silver receivable at December 31, 2010 - 199,139.2)	9,048,980.8	10,964,004.5	10,696,328.6
Redemptions (excluding silver payable at December 31, 2011 - 297,810.2)	(6,164,137.0)	(3,693,621.5)	(1,498,198.4)
Transfers of silver	(54,401.3)	(23,386.1)	(12,358.3)

Closing balance	19,263,211.3	16,432,768.8	9,185,771.9

Investment in Silver (lower of cost or market):
Opening balance	$329,357,195	$139,223,967	$—
Creations (excluding silver receivable at December 31, 2010 - $6,061,797)	348,314,831	247,261,376	161,927,868
Redemptions (excluding silver payable at December 31, 2011 - $8,392,292)	(151,789,835)	(56,738,458)	(22,525,374)
Transfers of Silver	(1,319,383)	(389,690)	(178,527)

Closing balance	$524,562,808	$329,357,195	$139,223,967

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

For the year ended December 31, 2011, the Sponsor’s Fee, net of waiver, was $1,955,837 (Year ended December 31, 2010: $595,965; period ended December 31, 2009: $206,026).

As a result of the waiver, fees waived for the year ending December 31, 2011 were $977,919 (Year ended December 31, 2010: $297,983; Period ended December 31, 2009: $103,013).

At December 31, 2011, $140,160 was payable to the Sponsor (2010: $124,322).

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the issuance date. Management has determined that there are no material events that would require adjustment to or disclosure in the Trust’s financial statements through this date.

ETFS SILVER TRUST

Notes to the Financial Statements

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

Date: March 7, 2012

/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 7, 2012

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.