Form 10-Q
period 2012-03-31
ETFS SILVER TRUST
filed 2012-05-10
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

As of May 9, 2012, ETFS Silver Trust has 18,800,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011 (3)

ASSETS

Investment in silver (1)	$510,159,545	$524,562,808

Total assets	$510,159,545	$524,562,808

LIABILITIES

Fees payable to Sponsor, net of waiver	$153,448	$140,160
Silver payable	—	8,392,292

Total liabilities	153,448	8,532,452

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT

Shares at redemption value to investors (2)	604,776,805	534,304,845
Shareholders’ deficit	(94,770,708)	(18,274,489)

Total liabilities, redeemable Shares and shareholders’ deficit	$510,159,545	$524,562,808

(1)	The market value of investment in silver at March 31, 2012 was $604,930,253 and at December 31, 2011 was $542,837,297.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at March 31, 2012 were 18,800,000 and at December 31, 2011 were 19,100,000.

(3)	Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
 For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011

REVENUES

Value of silver transferred to pay expenses	$437,599	$359,949
Cost of silver transferred to pay expenses	(386,360)	(244,350)

Gain on silver transferred to pay expenses	51,239	115,599

Gain on silver distributed for the redemption of Shares	4,244,427	3,282,442

Total gain on silver	4,295,666	3,398,041

EXPENSES

Sponsor’s Fee, net of waiver (Note 2.7)	450,887	409,883

Total expenses	450,887	409,883

Net gain from operations	$3,844,779	$2,988,158

Net gain per Share	$0.20	$0.18

Weighted average number of Shares	18,809,890	17,072,223

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (Unaudited)
 For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of silver	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of silver received for creation of Shares - net of silver receivable	$13,032,090	$78,728,141

Value of silver distributed for redemption of Shares - at average cost - net of silver payable	$27,048,993	$8,030,598

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$3,844,779	$2,988,158

Adjustments to reconcile net gain to net cash provided by operating activities:
Decrease / (increase) in silver assets	14,403,263	(70,453,193)
Increase in silver receivable	—	(5,204,091)
(Decrease) / increase in silver payable	(8,392,292)	335,272
Increase in fees payable to Sponsor	13,288	49,935
Increase / (decrease) in redeemable Shares:
Creations	13,032,090	83,596,959
Redemptions	(22,901,128)	(11,313,040)

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:

Value of silver transferred to pay expenses	$437,599	$359,949

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
 For the three months ended March 31, 2012

Three months ended March 31, 2012

Shareholders’ deficit - opening balance	$(18,274,489)
Net gain for the period	3,844,779
Adjustment of redeemable Shares to redemption value	(80,340,998)

Shareholders’ deficit - closing balance	$(94,770,708)

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues ETFS Physical Silver Shares (“Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Silver (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Investment in silver - average cost	$510,159,545	$524,562,808
Unrealized gain on investment in silver	94,770,708	18,274,489

Investment in silver - market value	$604,930,253	$542,837,297

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

2.2. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three business days of the trade date. Silver receivable or payable at March 31, 2012 and December 31, 2011 is set out below:

	March 31, 2012	December 31, 2011

Silver receivable	$—	$—

Silver payable	$—	$8,392,292

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other silver clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian or a silver clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When silver is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded to the Condensed Statement of Operations.

Changes in the Shares for the three months ended March 31, 2012 and for the year ended December 31, 2011 are set out below:

	Three months ended March 31, 2012	Year ended December 31, 2011

Number of redeemable Shares
Opening balance	19,100,000	16,700,000
Creations	400,000	8,900,000
Redemptions	(700,000)	(6,500,000)

Closing balance	18,800,000	19,100,000

Redeemable Shares:
Opening balance	$534,304,845	$509,311,012
Creations	13,032,090	342,215,198
Redemptions	(22,901,128)	(238,992,879)
Adjustment to redemption value	80,340,998	(78,228,486)

Closing balance	$604,776,805	$534,304,845

Redemption value per Share at period end	$32.17	$27.97

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2012 and December 31, 2011.

2.6. Investment in Silver

Changes in ounces of silver and the respective values for the three months ended March 31, 2012 and for the year ended December 31, 2011 are set out below:

	Three months ended March 31, 2012	Year ended December 31, 2011

Ounces of silver
Opening balance	19,263,211.3	16,432,768.8
Creations	396,835.9	9,048,980.8
Redemptions (excluding silver payable at December 31, 2011 - 297,810.2)	(992,444.0)	(6,164,137.0)
Transfers of silver	(14,188.1)	(54,401.3)

Closing balance	18,653,415.1	19,263,211.3

Investment in silver (lower of cost or market value)
Opening balance	$524,562,808	$329,357,195
Creations	13,032,090	348,314,831
Redemptions (excluding silver payable at December 31, 2011 - $8,109,767*)	(27,048,993)	(151,789,835)
Transfers of silver	(386,360)	(1,319,383)

Closing balance	$510,159,545	$524,562,808

* Market Value of silver payable at December 31, 2011 - $8,392,292

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

For the three months ended March 31, 2012 and March 31, 2011 the Sponsor’s Fee, net of fees waived by the Sponsor, was $450,887 and $409,883, respectively. At March 31, 2012 and at December 31, 2011, the fees payable to the Sponsor were $153,448 and $140,160, respectively.

As a result of the waiver, fees waived for the three months ending March 31, 2012 and March 31, 2011 were $225,444 and $204,942, respectively.

2.8. Subsequent Events

In accordance with the provisions set forth in Financial Accounting Standards Board Accounting Standards Codification 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

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

ETFS SILVER TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

ETFS SILVER TRUST

The Quarter Ended March 31, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $534,304,845 at December 31, 2011 to $604,776,805 at March 31, 2012, a 13.19 % increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 15.08 % from $28.18 at December 31, 2011 to $32.43 at March 31, 2012.

There was a decrease in outstanding Shares, which fell from 19,100,000 Shares at December 31, 2011 to 18,800,000 Shares at March 31, 2012, a result of 400,000 Shares (4 Baskets) being created and 700,000 Shares (7 Baskets) being redeemed during the quarter.

NAV per Share increased 15.02 % from $27.97 at December 31, 2011 to $32.17 at March 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $450,887 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $36.94 at February 29, 2012 was the highest during the quarter, compared with a low of $28.57 at January 3, 2012.

Net gain from operations for the quarter ended March 31, 2012 was $3,844,779, resulting from a net gain of $51,239 on the transfer of silver to pay expenses and a net gain of $4,244,427 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $450,887. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2012 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The unaudited condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the unaudited condensed financial statements for further discussion of accounting policies.

ETFS SILVER TRUSTS

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2012:

                    4 Baskets were created.

                    7 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share

January 2012	5	500,000	0.992
February 2012	—	—	—
March 2012	2	200,000	0.992

Total	7	700,000	0.992

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: May 10, 2012	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.