Form 10-Q
period 2012-06-30
ETFS SILVER TRUST
filed 2012-08-09
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

Yes ☒ No ☐

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

As of August 7, 2012, ETFS Silver Trust has 17,800,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011 (3)
ASSETS

Investment in silver (1)	$477,903,615	$524,562,808

Total assets	$477,903,615	$524,562,808

LIABILITIES

Fees payable to Sponsor, net of waiver	$116,358	$140,160
Silver payable	—	8,392,292

Total liabilities	116,358	8,532,452

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT

Shares at redemption value to investors (2)	477,787,257	534,304,845
Shareholders’ deficit	—	(18,274,489)

Total liabilities, redeemable Shares and shareholders’ deficit	$477,903,615	$524,562,808

(1)	The cost of investment in silver at June 30, 2012 was $483,177,486 and at December 31, 2011 the market value was $542,837,297.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at June 30, 2012 were 17,800,000 and at December 31, 2011 were 19,100,000.

(3)	Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
REVENUES

Value of silver transferred to pay expenses	$434,965	$541,557	$872,564	$901,506
Cost of silver transferred to pay expenses	(382,249)	(329,157)	(768,609)	(573,507)

Gain on silver transferred to pay expenses	52,716	212,400	103,955	327,999

Gain on silver distributed for the redemption of Shares	569,977	46,983,285	4,814,404	50,265,727
Unrealized loss on silver	(5,273,871)	—	(5,273,871)	—

Total (loss) /gain on silver	(4,651,178)	47,195,685	(355,512)	50,593,726

EXPENSES

Sponsor’s Fee, net of waiver (Note 2.7)	397,875	520,410	848,762	930,293

Total expenses	397,875	520,410	848,762	930,293

Net (loss) / gain from operations	$(5,049,053)	$46,675,275	$(1,204,274)	$49,663,433

Net (loss) / gain per Share	$(0.28)	$2.53	$(0.06)	$2.79

Weighted average number of Shares	18,270,330	18,482,418	18,540,110	17,781,215

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Cash proceeds received from transfer of silver	$—	$—	$—	$—

Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares - net of silver receivable	$11,364,637	$94,405,843	$24,396,727	$173,133,984

Value of silver distributed for redemption of Shares - at average cost - net of silver payable	$37,964,447	$66,080,845	$65,013,440	$74,111,443

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (loss) / gain from operations	$(5,049,053)	$46,675,275	$(1,204,274)	$49,663,433
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
Decrease / (increase) in silver assets	32,255,930	(27,995,841)	46,659,193	(98,449,034)
Increase in silver receivable	—	11,303,725	—	6,099,633
Decrease in silver payable	—	—	(8,392,292)	—
(Increase) / decrease in accounts payable to Sponsor	(37,090)	(21,147)	(23,802)	28,787
Increase / (decrease) in redeemable Shares:
Creations	11,364,637	83,102,118	24,396,727	167,034,351
Redemptions	(38,534,424)	(113,064,130)	(61,435,552)	(124,377,170)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:
Value of silver transferred to pay expenses	$434,965	$541,557	$872,564	$901,506

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2012

Six Months Ended June 30, 2012

Shareholders’ deficit - opening balance	$(18,274,489)
Net loss for the period	(1,204,274)
Adjustment of redeemable Shares to redemption value	19,478,763

Shareholders’ deficit - closing balance	$—

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Silver (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Investment in silver - average cost	$483,177,486	$524,562,808
Unrealized gain / (loss) on investment in silver	(5,273,871)	18,274,489

Investment in silver - market value	$477,903,615	$542,837,297

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

2.2. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three business days of the trade date. Silver receivable or payable at June 30, 2012 and December 31, 2011 is set out below:

	June 30, 2012	December 31, 2011

Silver receivable	$—	$—

Silver payable	$—	$8,392,292

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When silver is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Number of redeemable Shares

Opening balance	19,100,000	16,700,000
Creations	800,000	8,900,000
Redemptions	(2,100,000)	(6,500,000)

Closing balance	17,800,000	19,100,000

Redeemable Shares

Opening balance	$534,304,845	$509,311,012
Creations	24,396,727	342,215,198
Redemptions	(61,435,552)	(238,992,879)
Adjustment to redemption value	(19,478,763)	(78,228,486)

Closing balance	$477,787,257	$534,304,845

Redemption value per Share at period end	$26.84	$27.97

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2012 and December 31, 2011.

2.6. Investment in Silver

Changes in ounces of silver and the respective values for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Ounces of silver
Opening balance	19,263,211.3	16,432,768.8
Creations	793,368.9	9,048,980.8
Redemptions (excluding silver payable at December 31, 2011 - 297,810.2)	(2,380,571.6)	(6,164,137.0)
Transfers of silver	(28,164.6)	(54,401.3)

Closing balance	17,647,844.0	19,263,211.3

Investment in silver (lower of cost or market)
Opening balance	$524,562,808	$329,357,195
Creations	24,396,727	348,314,831
Redemptions (excluding silver payable at December 31, 2011 - $8,109,767*)	(65,013,440)	(151,789,835)
Transfers of silver	(768,609)	(1,319,383)
Unrealized loss on investment in silver	(5,273,871)	—

Closing balance	$477,903,615	$524,562,808

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

For the three months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee, net of fees waived by the Sponsor, was $397,875 and $520,410, respectively. For the six months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee, net of fees waived by the Sponsor, was $848,762 and $930,293, respectively. At June 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $116,358 and $140,160, respectively.

As a result of the waiver, fees waived for the three months ending June 30, 2012 and June 30, 2011 were $198,938 and $260,205, respectively. Fees waived for the six months ending June 30, 2012 and June 30, 2011 were $424,381 and $465,147, respectively.

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

The Quarter Ended June 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $604,776,805 at March 31, 2012 to $477,787,257 at June 30, 2012, a 21.00% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 16.50% from $32.43 at March 31, 2012 to $27.08 at June 30, 2012 and a decrease in outstanding Shares, which fell from 18,800,000 Shares at March 31, 2012 to 17,800,000 Shares at June 30, 2012, a result of 400,000 Shares (4 Baskets) being created and 1,400,000 Shares (14 Baskets) being redeemed during the quarter.

NAV per Share decreased 16.57% from $32.17 at March 31, 2012 to $26.84 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $397,875 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $32.70 at April 3, 2012 was the highest during the quarter, compared with a low of $26.49 at June 25, 2012.

Net loss from operations for the quarter ended June 30, 2012 was $5,049,053, resulting from a net gain of $52,716 on the transfer of silver to pay expenses and a net gain of $569,977 on silver distributed for the redemption of Shares, offset by an unrealized loss on silver of $5,273,871 and Sponsor’s Fees of $397,875. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2012.

The Six Months Ended June 30, 2012

The Trust’s NAV decreased from $534,304,845 at December 31, 2011 to $477,787,257 at June 30, 2012, a 10.58% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 3.90% from $28.18 at December 31, 2011 to $27.08 at June 30, 2012 and a decrease in outstanding Shares, which decreased from 19,100,000 Shares at December 31, 2011 to 17,800,000 Shares at June 30, 2012, a result 800,000 Shares (8 Baskets) being created and 2,100,000 Shares (21 Baskets) being redeemed during the period.

NAV per Share decreased 4.04% from $27.97 at December 31, 2011 to $26.84 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $848,762 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $36.94 at February 29, 2012 was the highest during the period, compared with a low of $26.49 at June 25, 2012.

Net loss from operations for the period ended June 30, 2012 was $1,204,274, resulting from a net gain of $103,955 on the transfer of silver to pay expenses and a net gain of $4,814,404 on silver distributed for the redemption of Shares, offset by an unrealized loss on silver of $5,273,871 and Sponsor’s Fees of $848,762. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2012.

ETFS SILVER TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2012:

4 Baskets were created.

14 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share
April 2012	—	—	—
May 2012	14	1,400,000	0.992
June 2012	—	—	—

Total	14	1,400,000	0.992

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: August 9, 2012	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.