Form 10-Q
period 2012-09-30
ETFS SILVER TRUST
filed 2012-11-09
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐ No ☒

As of November 7, 2012, ETFS Silver Trust had 18,700,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011 (3)

ASSETS
Investment in silver (1)	$505,856,555	$524,562,808
Silver receivable	6,864,016	-
Total assets	$512,720,571	$524,562,808

LIABILITIES
Fees payable to Sponsor, net of waiver	$154,323	$140,160
Silver payable	-	8,392,292
Total liabilities	154,323	8,532,452

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Shares at redemption value to investors (2)	641,774,937	534,304,845
Shareholders' deficit	(129,208,689)	(18,274,489)
Total liabilities, redeemable Shares and shareholders' deficit	$512,720,571	$524,562,808

(1)  The investment in silver is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in silver.

(2)  Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at September 30, 2012 were 18,700,000 and at December 31, 2011 were 19,100,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES
Value of silver transferred to pay expenses	$371,719	$523,568	$1,244,283	$1,425,074
Cost of silver transferred to pay expenses	(363,694)	(349,622)	(1,132,303)	(923,129)
Gain on silver transferred to pay expenses	8,025	173,946	111,980	501,945

Gain on silver distributed for the redemption of shares	-	27,766,318	4,814,404	78,032,045
Unrealized gain on silver	5,273,871	-	-	-
Total gain on silver	5,281,896	27,940,264	4,926,384	78,533,990

EXPENSES
Sponsor's Fee, net of waiver (Note 2.7)	409,684	516,410	1,258,446	1,446,703
Total expenses	409,684	516,410	1,258,446	1,446,703

Net gain from operations	$4,872,212	$27,423,854	$3,667,938	$77,087,287

Net gain per Share	$0.27	$1.45	$0.20	$4.25

Weighted average number of Shares	17,963,043	18,864,130	18,346,350	18,146,154

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (Unaudited)

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of silver	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares - net of silver receivable	$23,042,763	$152,275,974	$47,439,490	$325,409,957

Value of silver distributed for redemption of Shares - at average cost - net of silver payable	$-	$64,160,444	$65,013,440	$138,271,887

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain from operations	$4,872,212	$27,423,854	$3,667,938	$77,087,287
Adjustments to reconcile net gain to net cash provided by operating activities:
(Increase) / decrease in silver assets	(27,952,940)	(87,765,908)	18,706,253	(186,214,941)
(Increase) / decrease in silver receivable	(6,864,016)	(6,050,078)	(6,864,016)	49,555
Increase / (decrease) in silver payable	-	-	(8,392,292)	-
Increase / (decrease) in fees payable to Sponsor	37,965	(7,158)	14,163	21,629
Increase / (decrease) in redeemable Shares:
Creations	29,906,779	158,326,052	54,303,506	325,360,402
Redemptions	-	(91,926,762)	(61,435,552)	(216,303,932)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:
Value of silver transferred to pay expenses	$371,719	$523,568	$1,244,283	$1,425,074

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)

For the nine months ended September 30, 2012

Nine Months
Ended
September 30, 2012

Shareholders' deficit - opening balance	$(18,274,489)
Net gain for the period	3,667,938
Adjustment of redeemable Shares to redemption value	(114,602,138)
Shareholders' deficit - closing balance	$(129,208,689)

See Notes to the Unaudited Condensed Financial Statement

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Investment in silver - average cost	$505,856,555	$524,562,808
Unrealized gain on investment in silver	129,208,689	18,274,489
Investment in silver - market value	$635,065,244	$542,837,297

The Trust recognizes the diminution in value of the investment in silver which arises from market declines on an interim basis. Increases in the value of the investment in silver through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. For the three months ended September 30, 2012, the Trust recognized an unrealized gain of $5,273,871, representing the recovery of lower of cost or market losses recognized in the previous quarters of 2012.

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

2.2. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three business days of the trade date. Silver receivable or payable at September 30, 2012 and December 31, 2011 is set out below:

	September 30, 2012	December 31, 2011

Silver receivable	$6,864,016	$-

Silver payable	$-	$8,392,292

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

Changes in the Shares for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	19,100,000	16,700,000
Creations	1,700,000	8,900,000
Redemptions	(2,100,000)	(6,500,000)
Closing balance	18,700,000	19,100,000

Redeemable Shares:
Opening balance	$534,304,845	$509,311,012
Creations	54,303,506	342,215,198
Redemptions	(61,435,552)	(238,992,879)
Adjustment to redemption value	114,602,138	(78,228,486)
Closing balance	$641,774,937	$534,304,845

Redemption value per Share at period end	$34.32	$27.97

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2012 and December 31, 2011.

2.6. Investment in Silver

Changes in ounces of silver and the respective values for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Ounces of silver
Opening balance	19,263,211.3	16,432,768.8
Creations (excluding silver receivable at September 30, 2012 - 198,095.7 oz)	1,486,803.8	9,048,980.8
Redemptions (excluding silver payable at December 31, 2011 - 297,810.2 oz)	(2,380,571.7)	(6,164,137.0)
Transfers of silver	(41,442.2)	(54,401.3)
Closing balance	18,328,001.2	19,263,211.3

Investment in silver (lower of cost or market value)
Opening balance	$524,562,808	$329,357,195
Creations (excluding silver receivable at September 30, 2012 - $6,864,016)*	47,439,490	348,314,831
Redemptions (excluding silver payable at December 31, 2011 - $8,109,767)*	(65,013,440)	(151,789,835)
Transfers of silver	(1,132,303)	(1,319,383)
Closing balance	$505,856,555	$524,562,808

* Market value of silver receivable at September 30, 2012 - $6,864,016.

 Market value of silver payable at December 31, 2011 - $8,392,292.

ETFS SILVER TRUST

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

For the three months ended September 30, 2012 and 2011 the Sponsor’s Fee, net of fees waived by the Sponsor, was $409,684 and $516,410, respectively. For the nine months ended September 30, 2012 and 2011 the Sponsor’s Fee, net of fees waived by the Sponsor, was $1,258,446 and $1,446,703, respectively. At September 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $154,323 and $140,160, respectively.

As a result of the waiver, fees waived for the three months ended September 30, 2012 and 2011 were $204,842 and $258,205, respectively. Fees waived for the nine months ended September 30, 2012 and 2011 were $629,223 and $723,352, respectively.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on the July 20, 2009. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

The Quarter Ended September 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $477,787,257 at June 30, 2012 to $641,774,937 at September 30, 2012, a 34.32%  increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 27.95%  from $27.08 at June 30, 2012 to $34.65 at September 30, 2012 and an increase in outstanding Shares, which rose from 17,800,000 Shares at June 30, 2012 to 18,700,000 Shares at September 30, 2012, a result of 900,000 Shares (9 Baskets) being created. No Shares were redeemed during the quarter.

NAV per Share increased 27.87% from $26.84 at June 30, 2012 to $34.32 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $409,684 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $34.38 at September 14, 2012 was the highest during the quarter, compared with a low of $26.43 at July 12, 2012.

Net gain from operations for the quarter ended September 30, 2012 was $4,872,212, resulting from a net gain of $8,025 on the transfer of silver to pay expenses and an unrealized gain on silver of $5,273,871, offset by Sponsor’s Fees of $409,684. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2012.

The Nine Months Ended September 30, 2012

The Trust’s NAV increased from $534,304,845 at December 31, 2011 to $641,774,937 at September 30, 2012, a 20.11%  increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 22.96% from $28.18 at December 31, 2011 to $34.65 at September 30, 2012.

There was a  decrease in outstanding Shares from 19,100,000 Shares at December 31, 2011 to 18,700,000 Shares at September 30, 2012, a result of 1,700,000 Shares (17 Baskets) being created and 2,100,000 Shares (21 Baskets) being redeemed during the period.

NAV per Share increased 22.70% from $27.97 at December 31, 2011 to $34.32 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $1,258,446 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $36.94 at February 29, 2012 was the highest during the period, compared with a low of $26.43 at July 12, 2012.

Net gain from operations for the period ended September 30, 2012 was $3,667,938, resulting from a net gain of $111,980 on the transfer of silver to pay expenses and a net gain of $4,814,404 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,258,446. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS SILVER TRUSTS

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2012:

9 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share
July 2012	-	-	-
August 2012	-	-	-
September 2012	-	-	-
Total	-	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: November 9, 2012	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.