Form 10-K
period 2012-12-31
ETFS SILVER TRUST
filed 2013-02-28
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2012 as reported by the NYSE Arca, Inc. on that date: $484,872,000.

As of February 26, 2013, ETFS Silver Trust has 19,000,000 ETFS Physical Silver Shares outstanding.

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

F-1

PART I

Item 1. Business

The purpose of the ETFS Silver Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial deposit of silver was made in exchange for the issuance of 2 Baskets (a “Basket” consists of 100,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is HSBC Bank USA, National Association (the “Custodian”).

The Trust’s Shares at redeemable value increased from $534,304,845 at December 31, 2011 to $551,340,233 at December 31, 2012, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 19,100,000 Shares at December 31, 2011 to 18,600,000 Shares outstanding at December 31, 2012.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of silver bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”), and the London bullion markets. While the Shares will trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global silver market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Silver and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”) the Trustee evaluates the silver held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

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

The Sponsor’s Fee,  net of waiver, for the year ended December 31, 2012 was $1,707,955  (December 31, 2011: $1,955,837;  December 31, 2010: $595,965).

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required silver deposit amount by the third business day in London following the purchase order date. Upon receipt of the silver deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the silver deposit amount from the Authorized Participant Unallocated Account to the unallocated silver account of the Trust established with the Custodian by the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the silver deposit amount from the Trust Unallocated Account to the allocated silver account of the Trust established with the Custodian by the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”) by transferring silver bars from its inventory to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s silver as needed to pay the Sponsor’s Fee in silver (silver transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s silver and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s silver as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s silver. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian. In addition the Trustee has no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s silver or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The Custodian’s Role

The Custodian is responsible for safekeeping for the Trust silver deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting sub-custodians, if any. The Custodian facilitates the transfer of silver in and out of the Trust through the unallocated silver accounts it will maintain for each Authorized Participant and the unallocated and allocated silver accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises the Trust’s allocated silver. The Custodian is responsible for allocating specific plates of silver bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the silver transfers in and out of the Trust’s unallocated and allocated silver accounts and identifying the silver plates held in the Trust’s allocated silver account.

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

Custody of the Trust’s Silver

Custody of the silver bullion deposited with and held by the Trust is provided by the Custodian at its London, England vaults or by sub-custodians selected by the Custodian on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

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

In addition, recent legislation effective after December 31, 2012, if applicable to a Shareholder, imposes a new 3.8% Medicare contribution tax on net investment income. Shareholders should consult their tax advisor regarding this tax.

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

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including silver bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any silver bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

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

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of silver by allowing market participants to profit from diergences, may not exist and, as a result, the price of the Shares may fall.

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

Several factors may have the effect of causing a decline in the prices of silver and a corresponding decline in the price of Shares. Among them:

•          A significant increase in silver hedging activity by silver producers. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares.

•          A significant change in the attitude of speculators and investors towards silver. Should the speculative community take a negative view towards silver, it could cause a decline in world silver prices, negatively impacting the price of the Shares.

•          A widening of interest rate differentials between the cost of money and the cost of silver could negatively affect the price of silver which, in turn, could negatively affect the price of the Shares.

•          A combination of rising money interest rates and a continuation of the current low cost of borrowing silver could improve the economics of selling silver forward. This could result in an increase in hedging by silver mining companies and short selling by speculative interests, which would negatively affect the price of silver. Under such circumstances, the price of the Shares would be similarly affected.

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian and any sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s silver for which no person is liable.

The Trust does not insure its silver. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the silver held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the silver held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, under English law, and any sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s silver which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its silver and any recovery may be limited, even in the event of fraud, to the market value of the silver at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the silver held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of silver credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian and English sub-custodians are governed by English law, which may frustrate the Trust in attempting to receive legal redress against the Custodian or any sub-custodian concerning its silver.

The obligations of the Custodian under the Custody Agreements and the Authorized Participant Unallocated Bullion Account Agreement are governed by English law. The Custodian may enter into arrangements with English sub-custodians, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue a sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

The Trust may not have adequate sources of recovery if its silver is lost, damaged, stolen or destroyed.

If the Trust’s silver is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or one or more sub-custodians or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian and any sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian or any sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Because neither the Trustee nor the Custodian oversees or monitors the activities of sub-custodians who may hold the Trust’s silver, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s silver could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s silver on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian may use are LBMA market-making members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing its sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s silver from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s silver or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian.

The obligations of any sub-custodian of the Trust’s silver are not determined by contractual arrangements but by LBMA rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its silver custodied with sub-custodians.

There are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s silver and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of silver. If the Trust’s silver is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s silver will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of silver by such sub-custodian.

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

Silver which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust’s Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific plates of silver held by the Custodian are each an unsecured creditor of the Custodian with respect to the amount of silver held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s silver in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a sub-custodian fails to so segregate silver held by it on behalf of the Trust, unallocated silver will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of silver held in their respective unallocated silver accounts.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2012 and 2011:

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$36.61	$28.51
June 30, 2012	$32.72	$26.21
September 30, 2012	$34.45	$26.63
December 31, 2012	$34.67	$29.58

Fiscal Year Ended December 31, 2011: Quarter Ended
	High	Low
March 31, 2011	$37.51	$26.73
June 30, 2011	$48.20	$33.27
September 30, 2011	$43.48	$29.41
December 31, 2011	$34.96	$26.83

The number of Shares of the Trust as of February 26, 2013 was 19,000,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2012	$31.47	$26.88
September 2012	$34.45	$31.97
October 2012	$34.67	$31.37
November 2012	$33.91	$30.64
December 2012	$33.25	$29.58
January 2013	$31.93	$29.84

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 100,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2012 and 2011:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2012	500,000	0.992
February 2012	-	-
March 2012	200,000	0.992
April 2012	-	-
May 2012	1,400,000	0.992
June 2012	-	-
July 2012	-	-
August 2012	-	-
September 2012	-	-
October 2012	-	-
November 2012	100,000	0.990
December 2012	-	-
Total	2,200,000	0.992

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2011	400,000	0.996
February 2011	-	-
March 2011	-	-
April 2011	-	-
May 2011	2,800,000	0.995
June 2011	-	-
July 2011	900,000	0.994
August 2011	800,000	0.994
September 2011	800,000	0.994
October 2011	-	-
November 2011	-	-
December 2011	800,000	0.993
Total	6,500,000	0.994

Item 6. Selected Financial Data

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$509,601	$524,563	$35,457
Total gain on silver	$5,644	$79,432	$8,738
Net gain from operations	$3,936	$77,476	$8,142
Weighted average number of Shares	18,425,410	18,526,027	9,847,671
Net gain per Share	$0.21	$4.18	$0.83
Net cash provided by operating activities	$-	$-	$-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NAV per Share vs. Silver Fix from Inception to December 31, 2012

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
20/07/2009
20/09/2009
20/11/2009
20/01/2010
20/03/2010
20/05/2010
20/07/2010
20/09/2010
20/11/2010
20/01/2011
20/03/2011
20/05/2011
20/07/2011
20/09/2011
20/11/2011
20/01/2012
20/03/2012
20/05/2012
20/07/2012
20/09/2012
20/11/2012
Silver Fix
NAV per Share

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

Valuation of Silver

Silver is valued for financial statement purposes at the lower of cost or market. The cost of silver is determined according to the average cost method and the market value is based on the London fix used to determine the Net Asset Value of the Trust. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Investment in silver - average cost	$509,601	$524,563
Unrealized gain on investment in silver	41,879	18,274
Investment in silver - market value	$551,480	$542,837

Inspection of Silver

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by the Custodian. The inspection held as of December 31, 2012 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of silver held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2012 and 2011, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$)
Total gain on silver	$5,644	$79,432	$8,738
Net gain from operations	$3,936	$77,476	$8,142
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2012

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $534,304,845 at December 31, 2011 to $551,340,233 at December 31, 2012, a 3.19% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 6.28% from $28.18 at December 31, 2011 to $29.95 at December 31, 2012

There was a decrease in outstanding Shares, which fell from 19,100,000 Shares at December 31, 2011 to 18,600,000 Shares at December 31, 2012, a result of 1,700,000 Shares (17 Baskets) being created and 2,200,000 Shares (22 Baskets) being redeemed during the year.

NAV per Share increased 5.97% from $27.97 at December 31, 2011 to $29.64 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s Fee, net of waiver, which was $1,707,955 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $36.94 at February 29, 2012 was the highest during the year, compared with a low of $26.43 at July 12, 2012.

Net gain from operations for the year ended December 31, 2012 was $3,936,184, resulting from a net gain of $195,699 on the transfer of silver to pay expenses and a net gain of $5,448,440 on silver distributed for the redemption of Shares, offset by Sponsor’s Fee, net of waiver, of $1,707,955. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

The year ended December 31, 2011

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

NAV per Share decreased 8.30% from $30.50 at December 31, 2010 to $27.97 at December 31, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to Sponsor’s Fee, net of waiver, which was $1,955,837 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $48.44 at April 28, 2011 was the highest during the year, compared with a low of $25.97 at December 29, 2011.

Net gain from operations for the year ended December 31, 2011 was $77,475,541, resulting from a net gain of $609,364 on the transfer of silver to pay expenses and a net gain of $78,822,014 on silver distributed for the redemption of Shares, offset by Sponsor’s Fee, net of waiver, of $1,955,837. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011.

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

NAV per Share increased 79.83% from $16.96 at December 31, 2009 to $30.50 at December 31, 2010. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to Sponsor’s Fee, net of waiver, which was $595,965 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $30.57 at December 30, 2010 was the highest during the year, compared with a low of $15.12 at February 8, 2010.

Net gain from operations for the year ended December 31, 2010 was $8,142,445, resulting from a net gain of $81,343 on the transfer of silver to pay expenses and a net gain of $8,657,067 on silver distributed for the redemption of Shares, offset by Sponsor’s Fee, net of waiver, of $595,965. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2012
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of silver transferred to pay expenses	$438	$435	$372	$463	$1,708
Cost of silver transferred to pay expenses	(386)	(382)	(364)	(380)	(1,512)
Gain on silver transferred to pay expenses	52	53	8	83	196

Gain on silver distributed for the redemption of Shares	4,244	570	-	634	5,448
Unrealized (loss) / gain on investment in silver	-	(5,274)	5,274	-	-
Total gain / (loss) on silver	4,296	(4,651)	5,282	717	5,644

Expenses
Sponsor's Fee, net of waiver	451	398	410	449	1,708
Total expenses	451	398	410	449	1,708
Net gain / (loss) from operations	$3,845	$(5,049)	$4,872	$268	$3,936

Net gain / (loss) per Share	$0.20	$(0.28)	$0.27	$0.01	$0.21

Weighted average number of Shares	18,809,890	18,270,330	17,963,043	18,660,870	18,425,410

Year ended December 31, 2011
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of silver transferred to pay expenses	$360	$542	$524	$503	$1,929
Cost of silver transferred to pay expenses	(244)	(329)	(350)	(396)	(1,319)
Gain on silver transferred to pay expenses	116	213	174	107	610

Gain on silver distributed for the redemption of Shares	3,282	46,983	27,766	791	78,822
Total gain on silver	3,398	47,196	27,940	898	79,432

Expenses
Sponsor's Fee, net of waiver	410	520	516	510	1,956
Total expenses	410	520	516	510	1,956
Net gain from operations	$2,988	$46,676	$27,424	$388	$77,476

Net gain per Share	$0.18	$2.53	$1.45	$0.02	$4.18

Weighted average number of Shares	17,023,223	18,482,418	18,864,130	19,653,261	18,526,027

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2012.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2012.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Silver Trust

We have audited the internal control over financial reporting of ETFS Silver Trust (the “Trust”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2013

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Audit fees	$53,000	$52,500
Audit related fees	15,400	13,750
	$68,400	$66,250

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2012 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

*   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

ETFS SILVER TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Silver Trust:

We have audited the accompanying statements of financial condition of ETFS Silver Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years ended December 31, 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Silver Trust at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2013

ETFS SILVER TRUST

Statements of Financial Condition
At December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
ASSETS
Investment in silver (1)	$509,601	$524,563
Total assets	$509,601	$524,563

LIABILITIES
Fees payable to Sponsor, net of waiver	$140	$140
Silver payable	-	8,392
Total liabilities	140	8,532

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Shares at redemption value to investors (2)	551,340	534,305
Shareholders' deficit	(41,879)	(18,274)
Total liabilities, redeemable Shares and shareholders' deficit	$509,601	$524,563

(1)        The investment in silver is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in silver.

(2)        Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2012 were 18,600,000 and at December 31, 2011 were 19,100,000.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Operations
For the years ended December 31, 2012, 2011 and 2010

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of silver transferred to pay expenses	$1,708	$1,929	$471
Cost of silver transferred to pay expenses	(1,512)	(1,319)	(390)
Gain on silver transferred to pay expenses	196	610	81

Gain on silver distributed for the redemption of shares	5,448	78,822	8,657
Total gain on silver	5,644	79,432	8,738

EXPENSES
Sponsor's Fee, net of waiver (Note 2.7)	1,708	1,956	596
Total expenses	1,708	1,956	596

Net gain from operations	$3,936	$77,476	$8,142

Net gain per Share	$0.21	$4.18	$0.83

Weighted average number of Shares	18,425,410	18,526,027	9,847,671

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of silver	$-	$-	$-
Cash expenses paid	-	-	-
Increase in cash resulting from operations	-	-	-

Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares - excluding silver receivable	$54,303	$348,315	$247,261

Value of silver distributed for redemption of Shares - at average cost	$67,753	$151,790	$56,738

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain from operations	$3,936	$77,476	$8,142
Adjustments to reconcile net gain to net cash provided by operating activities:
Decrease / (increase) in silver assets	14,962	(195,206)	(190,133)
Decrease / (increase) in silver receivable	-	6,100	(6,100)
(Decrease) / increase in silver payable	(8,392)	8,392	-
Increase in accounts payable to Sponsor	-	16	124
Increase / (decrease) in redeemable Shares:
Creations	54,303	342,215	253,362
Redemptions	(64,809)	(238,993)	(65,395)
Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:
Value of silver transferred to pay expenses	$1,708	$1,929	$471

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2012, 2011 and 2010

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(18,274)	$(173,978)	$(16,842)
Net gain for the year	3,936	77,476	8,142
Adjustment of redeemable Shares to redemption value	(27,541)	78,228	(165,278)
Shareholders' deficit - closing balance	$(41,879)	$(18,274)	$(173,978)

See Notes to the Financial Statements

ETFS SILVER TRUST

Notes to the Financial Statements

1. Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues ETFS Physical Silver Shares (the “Shares”) (in minimum blocks of 100,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company that is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Investment in silver - average cost	$509,601	$524,563
Unrealized gain on investment in silver	41,879	18,274
Investment in silver - market value	$551,480	$542,837

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

ETFS SILVER TRUST

2. Significant accounting policies (continued)

2.2. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three days of trade date. Silver receivable or payable at December 31, 2012 and 2011 is set out below:

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Silver receivable	$-	$-

Silver payable	$-	$8,392

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

Changes in the Shares for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2012	December 31, 2011	December 31, 2010
Number of redeemable Shares
Opening balance	19,100,000	16,700,000	9,200,000
Creations	1,700,000	8,900,000	11,200,000
Redemptions	(2,200,000)	(6,500,000)	(3,700,000)
Closing balance	18,600,000	19,100,000	16,700,000

Redeemable Shares:
Opening balance	$534,305	$509,311	$156,066
Creations	54,303	342,215	253,362
Redemptions	(64,809)	(238,993)	(65,395)
Adjustment to redemption value	27,541	(78,228)	165,278
Closing balance	$551,340	$534,305	$509,311

Redemption value per Share at year end	$29.64	$27.97	$30.50

ETFS SILVER TRUST

2. Significant accounting policies (continued)

2.4. Revenue Recognition Policy

Revenue consists of realized gains / losses resulting from the transfer of silver for Share redemptions and / or to pay expenses.  Realized gains / losses are recognized on a trade date basis.

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740-10 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Sponsior has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statement.

ETFS SILVER TRUST

2. Significant accounting policies (continued)

2.6 Investment in Silver

Changes in ounces of silver and the respective values for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2012	December 31, 2011	December 31, 2010
Ounces of silver
Opening balance	19,263,211.3	16,432,768.8	9,185,771.9
Creations (excluding silver receivable at December 31, 2010 - 199,139.2)	1,684,899.6	9,048,980.8	10,964,004.5
Redemptions (excluding silver payable at December 31, 2011 - 297,810.2)	(2,479,571.6)	(6,164,137.0)	(3,693,621.5)
Transfers of silver to pay expenses	(55,165.1)	(54,401.3)	(23,386.1)
Closing balance	18,413,374.2	19,263,211.3	16,432,768.8

Investment in silver (lower of cost or market value)
Opening balance	$524,563	329,357	$139,224
Creations (excluding silver receivable at December 31, 2010 - $6,062)	54,303	348,315	247,261
Redemptions (excluding silver payable at December 31, 2011 - $8,392)	(67,753)	(151,790)	(56,738)
Transfers of silver to pay expenses	(1,512)	(1,319)	(390)
Closing balance	$509,601	$524,563	$329,357

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

For the year ended December 31, 2012, the Sponsor’s Fee, net of waiver, was $1,707,955 (December 31, 2011: $1,955,837; December 31, 2010: $595,965).

As a result of the waiver, fees waived for the year ending December 31, 2012 were $853,978 (December 31, 2011: $977,919; December 31, 2010: $297,983).

At December 31, 2012, $140,323 was payable to the Sponsor (December 31, 2011: $140,160).

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

Hris Fou
ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2013

/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2013

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.