Form 10-Q
period 2013-03-31
ETFS SILVER TRUST
filed 2013-05-08
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Yes ☐ No ☒

As of May 6, 2013, ETFS Silver Trust had 19,200,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012 (3)
(Amounts in 000's of US$)
ASSETS
Investment in silver (1)	$522,004	$509,601
Total assets	$522,004	$509,601

LIABILITIES
Fees payable to Sponsor, net of waiver	$137	$140
Total liabilities	137	140

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Shares at redemption value to investors (2)	538,164	551,340
Shareholders' deficit	(16,297)	(41,879)
Total liabilities, redeemable Shares and shareholders' deficit	$522,004	$509,601

(1)  The investment in silver is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in silver.

(2)  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2013 were 19,000,000 and at December 31, 2012 were 18,600,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2013 and 2012

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of silver transferred to pay expenses	$417	$438
Cost of silver transferred to pay expenses	(380)	(386)
Gain on silver transferred to pay expenses	37	52

Gain on silver distributed for the redemption of shares	411	4,244
Total gain on silver	448	4,296

EXPENSES
Sponsor's Fee, net of waiver (Note 2.7)	414	451
Total expenses	414	451

Net gain from operations	$34	$3,845

Net gain per Share	$0.00	$0.20

Weighted average number of Shares	18,838,889	18,809,890

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013 and 2012

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of silver	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares	$15,523	$13,032

Value of silver distributed for redemption of Shares - at average cost	$2,740	$27,049

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain from operations	$34	$3,845
Adjustments to reconcile net gain to net cash provided by operating activities:
(Increase) / decrease in silver assets	(12,403)	14,403
Decrease in silver payable	-	(8,392)
(Decrease) / increase in fees payable to Sponsor	(3)	13
Increase / (decrease) in redeemable Shares:
Creations	15,523	13,032
Redemptions	(3,151)	(22,901)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:
Value of silver transferred to pay expenses	$417	$438

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2013

Three Months
Ended
March 31, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(41,879)
Net gain for the period	34
Adjustment of redeemable Shares to redemption value	25,548
Shareholders' deficit - closing balance	$(16,297)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in silver - average cost	$522,004	$509,601
Unrealized gain on investment in silver	16,297	41,879
Investment in silver - market value	$538,301	$551,480

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

There was no silver receivable or payable at March 31, 2013 and December 31, 2012.

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

The amount of silver represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of silver to be delivered or distributed by the Trust. In order to ensure that the correct amount of silver is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

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

Changes in the Shares for the three months ended March 31, 2013 and for the year ended December 31, 2012 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31, 2013	December 31, 2012
Number of redeemable Shares
Opening balance	18,600,000	19,100,000
Creations	500,000	1,700,000
Redemptions	(100,000)	(2,200,000)
Closing balance	19,000,000	18,600,000

Redeemable Shares:
Opening balance	$551,340	$534,305
Creations	15,523	54,303
Redemptions	(3,151)	(64,809)
Adjustment to redemption value	(25,548)	27,541
Closing balance	$538,164	$551,340

Redemption value per Share at period end	$28.32	$29.64

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2013 and December 31, 2012.

2.6. Investment in Silver

Changes in ounces of silver and the respective values for the three months ended March 31, 2013 and for the year ended December 31, 2012 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2013	December 31, 2012
Ounces of silver
Opening balance	18,413,374.2	19,263,211.3
Creations	494,716.3	1,684,899.6
Redemptions	(98,951.9)	(2,479,571.6)
Transfers of silver to pay expenses	(13,694.3)	(55,165.1)
Closing balance	18,795,444.3	18,413,374.2

Investment in silver (lower of cost or market value)
Opening balance	$509,601	$524,563
Creations	15,523	54,303
Redemptions	(2,740)	(67,753)
Transfers of silver to pay expenses	(380)	(1,512)
Closing balance	$522,004	$509,601

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

For the three months ended March 31, 2013 and 2012, the Sponsor’s Fee, net of fees waived by the Sponsor, was $413,920 and $450,887, respectively. At March 31, 2013 and at December 31, 2012, the fees payable to the Sponsor were $137,345 and $140,323, respectively.

As a result of the waiver, fees waived for the three months ended March 31, 2013 and 2012 were $206,960 and $225,444, respectively.

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

The Quarter Ended March 31, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $551,340,233 at December 31, 2012 to $538,164,179 at March 31, 2013, a 2.39% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 4.37% from $29.95 at December 31, 2012 to $28.64 at March 31, 2013, offset by an increase in outstanding Shares, which rose from 18,600,000 Shares at December 31, 2012 to 19,000,000 Shares at March 31, 2013, a result of 500,000 Shares (5 Baskets) being created and 100,000 Shares (1 Basket) being redeemed during the quarter.

NAV per Share decreased 4.45% from $29.64 at December 31, 2012 to $28.32 at March 31, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was  $413,920 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $31.89 at January 23, 2013 was the highest during the quarter, compared with a low of $27.71 at March 1, 2013.

Net gain from operations for the quarter ended March 31, 2013 was $34,680, resulting from a net gain of $37,393 on the transfer of silver to pay expenses and a net gain of $411,207 on silver distributed for the redemption of Shares, offset by Sponsor’s Fees of $413,920. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2013 the Trust did not have any cash balances.

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

Item 4T. Controls and Procedures

Not applicable.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2013:

5 Baskets were created.

1 Basket  was redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share
January 2013	1	100,000	0.990
February 2013	-	-	-
March 2013	-	-	-
Total	1	100,000	0.990

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: May 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*          The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.