Form 10-Q/A
period 2013-03-31
ETFS SILVER TRUST
filed 2013-05-10
CIK 1450922

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

EXPLANATORY NOTE

ETFS Silver Trust (the "Trust") is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our 10-Q for the period ended March 31, 2013, filed on May 8, 2013 (the “Original Filing”), to append the XBRL files that were not included in the Original Filing due to a filing error.  No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended March 31, 2013.

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