Form 10-Q
period 2013-06-30
ETFS SILVER TRUST
filed 2013-08-08
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Yes ☐ No ☒

As of August 5, 2013, ETFS Silver Trust had 18,200,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$)
ASSETS
Investment in silver (1)	$343,028	$509,601
Total assets	$343,028	$509,601

LIABILITIES
Fees payable to Sponsor, net of waiver	$85	$140
Total liabilities	85	140

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Shares at redemption value to investors (2)	342,943	551,340
Shareholders' deficit	-	(41,879)
Total liabilities, redeemable Shares and shareholders' deficit	$343,028	$509,601

(1)  The investment in silver is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in silver.

(2)  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2013 were 18,400,000 and at December 31, 2012 were 18,600,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of silver transferred to pay expenses	$366	$435	$783	$873
Cost of silver transferred to pay expenses	(394)	(382)	(774)	(769)
(Loss) / gain on silver transferred to pay expenses	(28)	53	9	104

(Loss) / gain on silver distributed for the redemption of shares	(4,275)	570	(3,863)	4,814
Unrealized loss on investment in silver	(161,262)	(5,274)	(161,262)	(5,274)
Total loss on silver	(165,565)	(4,651)	(165,116)	(356)

EXPENSES
Sponsor's Fee, net of waiver (Note 2.7)	314	398	728	849
Total expenses	314	398	728	849

Net loss from operations	$(165,879)	$(5,049)	$(165,844)	$(1,205)

Net loss per Share	$(8.82)	$(0.28)	$(8.81)	$(0.06)

Weighted average number of Shares	18,798,901	18,270,330	18,818,785	18,540,110

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of silver	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares	$4,608	$11,365	$20,131	$24,397

Value of silver distributed for redemption of Shares - at average cost	$21,927	$37,964	$24,668	$65,013

RECONCILIIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss from operations	$(165,879)	$(5,049)	$(165,844)	$(1,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in investment in silver	178,976	32,256	166,573	46,659
Decrease in silver payable	-	-	-	(8,392)
Decrease in fees payable to Sponsor	(52)	(37)	(55)	(23)
Increase / (decrease) in redeemable Shares:
Creations	4,608	11,364	20,131	24,397
Redemptions	(17,653)	(38,534)	(20,805)	(61,436)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:
Value of silver transferred to pay expenses	$366	$435	$783	$873

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2013

Six Months
Ended
June 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(41,879)
Net loss for the period	(165,844)
Adjustment of redeemable Shares to redemption value	207,723
Shareholders' deficit - closing balance	$-

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in silver - average cost	$504,290	$509,601
Unrealized (loss) / gain on investment in silver	(161,262)	41,879
Investment in silver - market value	$343,028	$551,480

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

There was no silver receivable or payable at June 30, 2013 and December 31, 2012.

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

Changes in the Shares for the six months ended June 30, 2013 and for the year ended December 31, 2012 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	June 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	18,600,000	19,100,000
Creations	700,000	1,700,000
Redemptions	(900,000)	(2,200,000)
Closing balance	18,400,000	18,600,000

Redeemable Shares:
Opening balance	$551,340	$534,305
Creations	20,131	54,303
Redemptions	(20,805)	(64,809)
Adjustment to redemption value	(207,723)	27,541
Closing balance	$342,943	$551,340

Redemption value per Share at period end	$18.64	$29.64

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2013 and December 31, 2012.

2.6. Investment in Silver

Changes in ounces of silver and the respective values for the six months ended June 30, 2013 and for the year ended December 31, 2012 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2013	December 31, 2012
Ounces of silver
Opening balance	18,413,374.2	19,263,211.3
Creations	692,471.9	1,684,899.6
Redemptions	(889,796.1)	(2,479,571.6)
Transfers of silver to pay expenses	(27,904.8)	(55,165.1)
Closing balance	18,188,145.2	18,413,374.2

Investment in silver (lower of cost or market value)
Opening balance	$509,601	$524,563
Creations	20,131	54,303
Redemptions	(24,668)	(67,753)
Transfers of silver to pay expenses	(774)	(1,512)
Unrealized loss on investment in silver	(161,262)	-
Closing balance	$343,028	$509,601

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

For the three months ended June 30, 2013 and 2012 the Sponsor’s Fee, net of fees waived by the Sponsor, was $313,654 and $397,875, respectively. For the six months ended June 30, 2013 and 2012 the Sponsor’s Fee, net of fees waived by the Sponsor, was $727,574 and $848,762, respectively.

As a result of the waiver, fees waived for the three months ended June 30, 2013 and 2012 were $156,827 and $198,938, respectively. Fees waived for the six months ended June 30, 2013 and 2012 were $ 363,787 and $ 424,381, respectively.

At June 30, 2013 and at December 31, 2012, the fees payable to the Sponsor were $85,083 and $140,323, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, "Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements". ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

2.9. Subsequent Events

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

The Quarter Ended June 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $538,164,179 at March 31, 2013 to $342,943,335 at June 30, 2013, a 36.28% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 34.15% from $28.64 at March 31, 2013 to $18.86 at June 30, 2013 and decrease in outstanding Shares, which fell from 19,000,000 Shares at March 31, 2013 to 18,400,000 Shares at June 30, 2013, a result of 200,000 Shares (2 Baskets) being created and 800,000 Shares (8 Baskets) being redeemed during the quarter.

NAV per Share decreased 34.18% from $28.32 at March 31, 2013 to $18.64 at June 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was  $313,654 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $28.32 at April 1, 2013 was the highest during the quarter, compared with a low of $18.39 at June 27, 2013.

Net loss from operations for the quarter ended June 30, 2013 was $165,878,508, resulting from a net loss of $28,313 on the transfer of silver to pay expenses,  a net loss of  $4,274,491 on silver distributed for the redemption of Shares,  an unrealized loss on silver of $161,262,050 and Sponsor’s Fees of $313,654. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2013.

The Six Months Ended June 30, 2013

The Trust’s NAV decreased from $551,340,233 at December 31, 2012 to $342,943,335 at June 30, 2013, a 37.80% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 37.03% from  $29.95 at December 31, 2012 to $18.86 at June 30, 2013 and a decrease in outstanding Shares, which fell from 18,600,000 Shares at December 31, 2012 to 18,400,000 Shares at June 30, 2013, a result of 700,000 Shares (7 Baskets) being created and 900,000 Shares (9 Baskets) being redeemed during the period.

NAV per Share decreased 37.11% from $29.64 at December 31, 2012 to $18.64 at June 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $727,574 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $31.89 at January 23, 2013 was the highest during the period, compared with a low of $18.39 at June 27, 2013.

Net loss from operations for the period ended June 30, 2013 was  $165,843,828, resulting from a net gain of $9,080 on the transfer of silver to pay expenses offset by a net loss of $3,863,284 on silver distributed for the redemption of Shares, an unrealized loss of on silver of $161,262,050 and Sponsor’s Fees of $727,574. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2013

2 Baskets were created.

8 Baskets  were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share
April 2013	-	-	-
May 2013	7	700,000	0.989
June 2013	1	100,000	0.988
Total	8	800,000	0.989

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: August 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*          The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.