Form 10-Q
period 2013-09-30
ETFS SILVER TRUST
filed 2013-11-08
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes ☐ No ☒

As of November 6, 2013, ETFS Silver Trust had 18,200,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$)
ASSETS
Investment in silver (1)	$389,737	$509,601
Total assets	$389,737	$509,601

LIABILITIES
Fees payable to Sponsor, net of waiver	$96	$140
Total liabilities	96	140

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Shares at redemption value to investors (2)	389,641	551,340
Shareholders' deficit	-	(41,879)
Total liabilities, redeemable Shares and shareholders' deficit	$389,737	$509,601

(1)The investment in silver is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in silver.

(2)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2013 were 18,200,000 and at December 31, 2012 were 18,600,000.

(3)Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of silver transferred to pay expenses	$285	$372	$1,068	$1,244
Cost of silver transferred to pay expenses	(378)	(364)	(1,151)	(1,132)
(Loss) / gain on silver transferred to pay expenses	(93)	8	(83)	112

(Loss) / gain on silver distributed for the redemption of shares	(3,204)	-	(7,068)	4,814
Unrealized gain / (loss) on investment in silver	54,090	5,274	(107,172)	-
Total gain / (loss) on silver	50,793	5,282	(114,323)	4,926

EXPENSES
Sponsor's Fee, net of waiver (Note 2.7)	296	410	1,024	1,258
Total expenses	296	410	1,024	1,258

Net gain / (loss) from operations	$50,497	$4,872	$(115,347)	$3,668

Net gain / (loss) per Share	$2.78	$0.27	$(6.20)	$0.20

Weighted average number of Shares	18,150,000	17,963,043	18,593,407	18,346,350

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of silver	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares	$3,956	$23,043	$24,087	$47,439

Value of silver distributed for redemption of Shares - at average cost	$10,960	$-	$35,628	$65,013

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$50,497	$4,872	$(115,347)	$3,668
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in investment in silver	(46,709)	(27,953)	119,864	18,706
Increase in silver receivable	-	(6,864)	-	(6,864)
Decrease in silver payable	-	-	-	(8,392)
Increase / (decrease) in fees payable to Sponsor	11	38	(44)	14
Increase / (decrease) in redeemable Shares:
Creations	3,956	29,907	24,087	54,304
Redemptions	(7,755)	-	(28,560)	(61,436)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:
Value of silver transferred to pay expenses	$285	$372	$1,068	$1,244

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2013

Nine Months
Ended
September 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(41,879)
Net loss for the period	(115,347)
Adjustment of redeemable Shares to redemption value	157,226
Shareholders' deficit - closing balance	$-

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in silver - average cost	$496,909	$509,601
Unrealized (loss) / gain on investment in silver	(107,172)	41,879
Investment in silver - market value	$389,737	$551,480

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

There was no silver receivable or payable at September 30, 2013 and December 31, 2012.

ETFS SILVER TRUST

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

Changes in the Shares for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	September 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	18,600,000	19,100,000
Creations	900,000	1,700,000
Redemptions	(1,300,000)	(2,200,000)
Closing balance	18,200,000	18,600,000

Redeemable Shares:
Opening balance	$551,340	$534,305
Creations	24,087	54,303
Redemptions	(28,560)	(64,809)
Adjustment to redemption value	(157,226)	27,541
Closing balance	$389,641	$551,340

Redemption value per Share at period end	$21.41	$29.64

ETFS SILVER TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2013 and December 31, 2012.

2.6. Investment in Silver

Changes in ounces of silver and the respective values for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2013	December 31, 2012
Ounces of silver
Opening balance	18,413,374.2	19,263,211.3
Creations	890,077.8	1,684,899.6
Redemptions	(1,285,086.0)	(2,479,571.6)
Transfers of silver to pay expenses	(41,557.2)	(55,165.1)
Closing balance	17,976,808.8	18,413,374.2

Investment in silver (lower of cost or market value)
Opening balance	$509,601	$524,563
Creations	24,087	54,303
Redemptions	(35,628)	(67,753)
Transfers of silver to pay expenses	(1,151)	(1,512)
Unrealized loss on investment in silver	(107,172)	-
Closing balance	$389,737	$509,601

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

For the three months ended September 30, 2013 and 2012 the Sponsor’s Fee, net of fees waived by the Sponsor, was $296,160 and $409,684, respectively. For the nine months ended September 30, 2013 and 2012 the Sponsor’s Fee, net of fees waived by the Sponsor, was $1,023,734 and $1,258,446, respectively.

As a result of the waiver, fees waived for the three months ended September 30, 2013 and 2012 were $148,080 and $204,842, respectively. Fees waived for the nine months ended September 30, 2013 and 2012 were $ 511,867 and $ 629,223, respectively.

At September 30, 2013 and at December 31, 2012, the fees payable to the Sponsor were $96,232 and $140,323, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

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

ETFS SILVER TRUST

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

The Quarter Ended September 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $342,943,335 at June 30, 2013 to $389,640,984 at September 30, 2013, a 13.62% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 14.95% from $18.86 at June 30, 2013 to $21.68 at September 30, 2013, offset by a decrease in outstanding Shares, which fell from 18,400,000 Shares at June 30, 2013 to 18,200,000 Shares at September 30, 2013, a result of 200,000 Shares (2 Baskets) being created and 400,000 Shares (4 Baskets) being redeemed during the quarter.

NAV per Share increased 14.86% from $18.64 at June 30, 2013 to $21.41 at September 30, 2013. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $296,160 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $24.44 at August 28, 2013 was the highest during the quarter, compared with a low of $18.87 at July 9, 2013.

Net gain from operations for the quarter ended September 30, 2013 was $50,497,166, resulting from an unrealized gain on silver of $54,090,421, offset by a net loss of $92,745 on the transfer of silver to pay expenses, a net loss of $3,204,350 on silver distributed for the redemption of Shares, and Sponsor’s Fees of $296,160. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2013

The Trust’s NAV decreased  from $551,340,233 at December 31, 2012 to $389,640,984 at September 30, 2013, a 29.33% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 27.61% from  $29.95 at December 31, 2012 to $21.68 at September 30, 2013 and a decrease in outstanding Shares, which fell from 18,600,000 Shares at December 31, 2012 to 18,200,000 Shares at September 30, 2013, a result of 900,000 Shares (9 Baskets) being created and 1,300,000 Shares (13 Baskets) being redeemed during the period.

NAV per Share decreased 27.77% from $29.64 at December 31, 2012 to $21.41 at September 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to Sponsor’s Fees, which were $1,023,734 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $31.89 at January 23, 2013 was the highest during the period, compared with a low of $18.39 at June 27, 2013.

Net loss from operations for the period ended September 30, 2013 was  $115,346,662, resulting from a net loss of $83,665 on the transfer of silver to pay expenses, a net loss of $7,067,634 on silver distributed for the redemption of Shares, an unrealized loss on silver of $107,171,629 and Sponsor’s Fees of $1,023,734. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2013

2 Baskets were created.

4 Baskets  were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Silver Per Share
July 2013	4	400,000	0.988
August 2013	-	-	-
September 2013	-	-	-
Total	4	400,000	0.988

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: November 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.