Form 10-K
period 2013-12-31
ETFS SILVER TRUST
filed 2014-02-28
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☒ No 

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

Yes  No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2013 as reported by the NYSE Arca, Inc. on that date: $357,328,000.

As of February 26, 2014, ETFS Silver Trust has 18,300,000 ETFS Physical Silver Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $551,340,233 at December 31, 2012 to $346,347,607 at December 31, 2013, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 18,600,000 Shares at December 31, 2012 to 18,000,000 Shares outstanding at December 31, 2013.

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

•Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the silver market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling silver bullion and storing and insuring silver bullion in a traditional allocated silver bullion account.

•Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the silver temporarily being held in an unallocated silver account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account is not segregated from the Custodian’s assets....” These contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

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

Overview of the Silver Industry

Silver Supply and Demand

The following table sets forth a summary of the world silver supply and demand for the period from 2003 to 2012 and is based on information reported in the World Silver Survey 2013, the Silver Institute and GFMS Limited.

Silver Supply and Demand

(millions of ounces)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Supply
Mine Production	597.2	613.6	637.2	641.3	666.1	683.0	713.6	752.7	757.0	787.0
Net Government Sales	88.7	61.9	65.9	78.5	42.5	30.5	15.6	44.2	12.0	7.4
Old Silver Scrap	196.0	198.7	202.7	206.2	203.0	200.8	199.8	228.8	258.1	253.9
Producer Hedging	-	-	45.9	-	-	-	-	50.4	12.2	-
Implied Net Disinvestment	7.8	-	-	-	1.4	-	-	-	-	-
Total Supply	889.8	874.1	951.7	926.0	913.0	914.3	929.1	1,076.2	1,039.4	1,048.3

Demand
Fabrication
Industrial Applications	368.4	389.7	430.3	453.0	486.2	490.9	403.6	500.7	487.8	465.9
Photography	192.9	178.8	160.3	142.2	117.6	101.3	79.3	72.1	66.1	57.8
Jewelry	186.8	187.6	188.4	176.5	183.8	179.1	178.7	192.8	186.5	185.6
Silverware	85.1	68.3	69.6	63.4	61.5	59.8	55.0	52.8	48.3	44.9
Coins & Medals	35.7	42.4	40.0	39.8	39.7	65.3	78.8	99.4	118.3	92.7
Total Fabrication	868.8	866.7	888.6	874.9	888.9	896.4	795.4	917.9	907.1	846.8
Producer De-Hedging	21.0	2.0	-	11.6	24.1	8.7	17.4	-	-	41.5
Implied Net Investment	-	5.4	63.1	39.5	-	9.3	116.3	158.3	132.3	160.0
Total Demand	889.8	874.1	951.7	926.0	913.0	914.3	929.1	1,076.2	1,039.4	1,048.3

The following are some of the main characteristics of the silver market illustrated by the table:

Silver supply over the period shown, including mine production, net government sales, old silver scrap, producer hedging and implied net disinvestment averaged 956 million ounces (Moz) per year. Mine production averages 72 percent of total silver supply between 2003-2012.

During the period shown, old silver scrap was the second largest contributor to supply, averaging approximately 215 Moz per year, which averages 22 percent over the 10 year period 2003-2012.The biggest source of demand for silver is in industrial applications. Industrial applications increased to 466 Moz in 2013 from 368 Moz in 2003. Silver is among the best electrical and thermal conductor of all metals and is therefore used in many electrical applications, particularly in conductors, switches, contacts, and fuses. Silver is also used in the manufacture of batteries, which use silver alloys as the cathode. Silver, a well-known bactericide, is used in a number of applications, including water purification systems, air-handling systems, and in a wide-range of textile and plastic consumer products. Silver is also used to join metals through brazing and soldering. In the period from 2003 to 2012, industrial applications consumed an average of 448 Moz per year.

Silver is also used in the manufacturing of jewelry and silverware. These applications for silver consumed an average of 246 Moz per year over the period shown.

Silver’s role in photography has been a regular component of silver demand, although photographic use has decreased each year since 2003. Silver use in photography averaged 117 Moz per year over the period shown, but only 58 Moz in 2012. Silver is also used in the fabrication of coins and medals. Silver was once widely used in coinage, and many nations were on a silver standard until the 19th century. Today silver is in limited use for circulating coinage, and is used in bullion coins issued by national governments typically for use by investors wishing to own physical silver in small quantities and in commemorative coins. Silver’s use in coinage has averaged over 65 Moz per year from 2003-2012.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from 2004 to January 2014 and is based on information provided by Bloomberg:

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the US dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44/oz, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the US dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011.

Operation of the Silver Bullion Market

The global trade in silver Bullion consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the LBMA, the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the London Bullion Market Association (“LBMA”) are: Barclays Bank plc, Credit Suisse, Deutsche Bank AG, HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, JPMorgan Chase Bank, The Bank of Nova Scotia - ScotiaMocatta, Société  Générale, Merrill Lynch International Bank Limited, Mitsui & Co. Precious Metals Inc., and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. The main centers of the OTC market are London and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 60 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

The London Silver Bullion Market

Although the market for physical silver is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of silver. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this annual report from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. A London Good Delivery Bar must contain between 750 ounces and 1,100 ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A London Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a London Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

Once daily during London trading hours there is a fix which provides reference silver prices for that day’s trading, often referred to as the “London Fix” for silver. Many long-term contracts will be priced on the basis of the London Fix, and market participants will usually refer to this price when looking for a basis for valuations. The London Fix is the most widely used benchmark for daily silver prices and is quoted by various financial information sources.

Three market-making members of the LBMA conduct the silver fixing meeting under the chairmanship of The Bank of Nova Scotia – ScotiaMocatta by telephone at 12:00 noon London time each working day. The other two members of the silver fixing are Deutsche Bank AG and HSBC Bank USA, N.A.

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

Futures Exchanges

The most significant silver futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). Future exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Future contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

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

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels: internal and external governmental supervision. The internal supervision is performed through self-regulation and consists of regular monitoring of the following: the open outcry process to ensure that it is conducted in conformance with all exchange rules; the financial condition of all exchange member firms to ensure that they continuously meet financial commitments; and the positions of commercial and non-commercial customers to ensure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and monitors their enforcement.

Market Regulation

The global silver markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA, falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of silver not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry (“METI”), the regulatory authority that oversees the operations of the TOCOM.

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

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s “London PM Fix” (the London Fix which starts at 12:00 PM London, England time and is performed in London by the three LBMA members of the London silver fix). If no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London silver price fix determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee,  net of waiver, for the year ended December 31, 2013 was $1,308,257  (December 31, 2012: $1,707,955;  December 31, 2011: $1,955,837).

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

The Custodian

HSBC Bank, N.A. (“HSBC”) serves as the Custodian of the Trust’s silver. HSBC is a national banking association organized under the laws of the United States of America. HSBC is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. HSBC’s custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, HSBC’s London custodian operations are authorized by the Prudential Regulation Authority and regulated by the Prudential Regulation Authority and the FCA.  The FCA is an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA in the United Kingdom.

The Custodian’s Role

The Custodian is responsible for safekeeping for the Trust silver deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting sub-custodians, if any. The Custodian facilitates the transfer of silver in and out of the Trust through the unallocated silver accounts it will maintain for each Authorized Participant and the unallocated and allocated silver accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises the Trust’s allocated silver. The Custodian is responsible for allocating specific bars of silver bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the silver transfers in and out of the Trust’s unallocated and allocated silver accounts and identifying the silver bars held in the Trust’s allocated silver account.

The Custodian’s fees and expenses under the Custody Agreements are paid by the Sponsor.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell silver or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Inspection of Silver

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian. The Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s silver or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company as of December 31, 2013.

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

Custody of the Trust’s Silver

Custody of the silver bullion deposited with and held by the Trust is provided by the Custodian at its London, England vaults or by sub-custodians selected by the Custodian. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian is the custodian of the silver bullion credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the silver bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may inspect the vaults of the Custodian.  See “Inspection of Silver”.

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

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

•A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

•A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

In addition, recent legislation generally applicable to high-income individuals and certain trusts and estates, imposes a new 3.8% Medicare contribution tax on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

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

The Shares are designed to mirror as closely as possible the performance of the price of silver bullion, and the value of the Shares relates directly to the value of the silver held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of silver has fluctuated widely over the past several years. Several factors may affect the price of silver, including:

•A change in economic conditions, such as a recession, can adversely affect the price of silver. Silver is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares;

•Investors’ expectations with respect to the rate of inflation;

•Currency exchange rates;

•Interest rates;

•Investment and trading activities of hedge funds and commodity funds; and

•Global or regional political, economic or financial events and situations.

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

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of silver by allowing market participants to profit from divergences, may not exist and, as a result, the price of the Shares may fall.

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

Several factors may have the effect of causing a decline in the prices of silver and a corresponding decline in the price of Shares. Among them:

•A significant increase in silver hedging activity by silver producers. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares.

•A significant change in the attitude of speculators and investors towards silver. Should the speculative community take a negative view towards silver, it could cause a decline in world silver prices, negatively impacting the price of the Shares.

•A widening of interest rate differentials between the cost of money and the cost of silver could negatively affect the price of silver which, in turn, could negatively affect the price of the Shares.

•A combination of rising money interest rates and a continuation of the current low cost of borrowing silver could improve the economics of selling silver forward. This could result in an increase in hedging by silver mining companies and short selling by speculative interests, which would negatively affect the price of silver. Under such circumstances, the price of the Shares would be similarly affected.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2013 and 2012:

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$31.93	$28.07
June 30, 2013	$27.74	$18.30
September 30, 2013	$24.18	$18.64
December 31, 2013	$22.41	$18.87

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$36.61	$28.51
June 30, 2012	$32.72	$26.21
September 30, 2012	$34.45	$26.63
December 31, 2012	$34.67	$29.58

The number of Shares of the Trust as of February 26, 2014 was 18,300,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2013	$24.18	$19.29
September 2013	$23.97	$21.32
October 2013	$22.41	$20.91
November 2013	$21.60	$19.42
December 2013	$20.16	$18.87
January 2014	$20.16	$18.92

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 100,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2013 and 2012:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2013	100,000	0.990
February 2013	-	-
March 2013	-	-
April 2013	-	-
May 2013	700,000	0.989
June 2013	100,000	0.988
July 2013	400,000	0.988
August 2013	-	-
September 2013	-	-
October 2013	-	-
November 2013	200,000	0.987
December 2013	-	-
Total	1,500,000	0.988

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2012	500,000	0.992
February 2012	-	-
March 2012	200,000	0.992
April 2012	-	-
May 2012	1,400,000	0.992
June 2012	-	-
July 2012	-	-
August 2012	-	-
September 2012	-	-
October 2012	-	-
November 2012	100,000	0.990
December 2012	-	-
Total	2,200,000	0.992

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$346,436	$509,601	$524,563	$335,457	$139,224
Total (loss) / gain on silver	$(153,048)	$5,644	$79,432	$8,738	$3,870
Net (loss) / gain from operations	$(154,356)	$3,936	$77,476	$8,142	$3,664
Weighted average number of Shares	18,464,658	18,425,410	18,526,027	9,847,671	7,648,171
Net (loss) / gain per Share	$(8.36)	$0.21	$4.18	$0.83	$0.48
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and net asset value (“NAV”) of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

NAV per Share vs. Silver Fix from Inception to December 31, 2013

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

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in silver - average cost	$491,080	$509,601
Realized loss on investment in silver	(144,644)	-
Investment in silver - lower of cost or market value	346,436	509,601
Unrealized gain on investment in silver	-	41,879
Investment in silver - market value	$346,436	$551,480

Inspection of Silver

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by the Custodian. The inspection held as of December 31, 2013 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of silver held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2013 and 2012, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Total (loss) / gain on silver	$(153,048)	$5,644	$79,432
Net (loss) / gain from operations	$(154,356)	$3,936	$77,476
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2013

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $551,340,233 at December 31, 2012 to $346,347,607 at December 31, 2013, a 37.18% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 34.89% from $29.95 at December 31, 2012 to $19.50 at December 31, 2013.

There was a decrease in outstanding Shares, which fell from 18,600,000 Shares at December 31, 2012 to 18,000,000 Shares at December 31, 2013, a result of 900,000 Shares (9 Baskets) being created and 1,500,000 Shares (15 Baskets) being redeemed during the year.

NAV per Share decreased 35.09% from $29.64 at December 31, 2012 to $19.24 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,308,257 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $31.89 at January 23, 2013 was the highest during the year, compared with a low of $18.39 at June 27, 2013.

Net loss from operations for the year ended December 31, 2013 was $154,355,697, resulting from a net loss of $162,393 on the transfer of silver to pay expenses, a net loss of $8,240,727 on silver distributed for the redemption of Shares, an unrealized loss on silver of $144,644,320 and the Sponsor’s Fee, net of waiver, of $1,308,257. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

The year ended December 31, 2012

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

Net gain from operations for the year ended December 31, 2011 was $77,475,541, resulting from a net gain of $609,364 on the transfer of silver to pay expenses and a net gain of $78,822,014 on silver distributed for the redemption of Shares, offset by Sponsor’s Fee, net of waiver, of $1,955,837. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011

.Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of silver transferred to pay expenses	$417	$366	$285	$292	$1,360
Cost of silver transferred to pay expenses	(380)	(394)	(378)	(371)	(1,523)
Gain / (loss) on silver transferred to pay expenses	37	(28)	(93)	(79)	(163)

Gain / (loss) on silver distributed for the redemption of Shares	411	(4,275)	(3,204)	(1,173)	(8,241)
Unrealized (loss) / gain on investment in silver	-	(161,262)	54,090	107,172	-
Realized loss on investment in silver	-	-	-	(144,644)	(144,644)
Total gain / (loss) on silver	448	(165,565)	50,793	(38,724)	(153,048)

Expenses
Sponsor's fee, net of waiver	414	314	296	284	1,308
Total expenses	414	314	296	284	1,308
Net gain / (loss) from operations	$34	$(165,879)	$50,497	$(39,008)	$(154,356)

Net gain / (loss) per Share	$0.00	$(8.82)	$2.78	$(2.16)	$(8.36)

Weighted average number of Shares	18,838,889	18,798,901	18,150,000	18,082,609	18,464,658

Year ended December 31, 2012
	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of silver transferred to pay expenses	$438	$435	$372	$463	$1,708
Cost of silver transferred to pay expenses	(386)	(382)	(364)	(380)	(1,512)
Gain on silver transferred to pay expenses	52	53	8	83	196

Gain on silver distributed for the redemption of Shares	4,244	570	-	634	5,448
Unrealized (loss) / gain on investment in silver	-	(5,274)	5,274	-	-
Total gain / (loss) on silver	4,296	(4,651)	5,282	717	5,644

Expenses
Sponsor's fee, net of waiver	451	398	410	449	1,708
Total expenses	451	398	410	449	1,708
Net gain from operations	$3,845	$(5,049)	$4,872	$268	$3,936

Net gain / (loss) per Share	$0.20	$(0.28)	$0.27	$0.01	$0.21

Weighted average number of Shares	18,809,890	18,270,330	17,963,043	18,660,870	18,425,410

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-13 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2013.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Silver Trust

New York, New York

We have audited the internal control over financial reporting of ETFS Silver Trust (the "Trust") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Trust and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of ETFX Fund Company Public Limited Company and of its manager ETFX Management Company Limited in Ireland. Assets under management in those companies are in excess of US$18 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds is the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Sponsor has no knowledge of any person being the direct or indirect beneficial owner of more than 5% of the Shares of the Trust.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Audit fees	$55,400	$53,000
Audit related fees	18,600	15,400
Total	$74,000	$68,400

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2013 and 2012 were attributable to work performed by persons other than the principal accountant’s full time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156307 on July 21, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156307 on July 21, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

ETFS SILVER TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Silver Trust

New York, New York

We have audited the accompanying statements of financial condition of ETFS Silver Trust (the "Trust") as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Silver Trust as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

ETFS SILVER TRUST

Statements of Financial Condition
At December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
ASSETS
Investment in silver (1)	$346,436	$509,601
Total assets	$346,436	$509,601

LIABILITIES
Fees payable to Sponsor, net of waiver	$88	$140
Total liabilities	88	140

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Shares at redemption value to investors (2)	346,348	551,340
Shareholders' deficit	-	(41,879)
Total liabilities, redeemable Shares and shareholders' deficit	$346,436	$509,601

(1)The investment in silver is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in silver.

(2)Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2013 were 18,000,000 and at December 31, 2012 were 18,600,000.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of silver transferred to pay expenses	$1,360	$1,708	$1,929
Cost of silver transferred to pay expenses	(1,523)	(1,512)	(1,319)
(Loss) / gain on silver transferred to pay expenses	(163)	196	610

(Loss) / gain on silver distributed for the redemption of shares	(8,241)	5,448	78,822
Realized loss on investment in silver	(144,644)	-	-
Total (loss) / gain on silver	(153,048)	5,644	79,432

EXPENSES
Sponsor's Fee, net of waiver (Note 2.7)	1,308	1,708	1,956
Total expenses	1,308	1,708	1,956

Net (loss) / gain from operations	$(154,356)	$3,936	$77,476

Net (loss) / gain per Share	$(8.36)	$0.21	$4.18

Weighted average number of Shares	18,464,658	18,425,410	18,526,027

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of silver	$-	$-	$-
Cash expenses paid	-	-	-
Increase in cash resulting from operations	-	-	-

Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares	$24,087	$54,303	$348,315

Value of silver distributed for redemption of Shares - at average cost	$41,085	$67,753	$151,790

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (loss) / gain from operations	$(154,356)	$3,936	$77,476
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
Decrease / (increase) in investment in silver	163,165	14,962	(195,206)
Decrease in silver receivable	-	-	6,100
(Decrease) / increase in silver payable	-	(8,392)	8,392
(Decrease) / increase in accounts payable to Sponsor	(52)	-	16
Increase / (decrease) in redeemable Shares:
Creations	24,087	54,303	342,215
Redemptions	(32,844)	(64,809)	(238,993)
Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEM:
Value of silver transferred to pay expenses	$1,360	$1,708	$1,929

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(41,879)	$(18,274)	$(173,978)
Net (loss) / gain from operations	(154,356)	3,936	77,476
Adjustment of redeemable Shares to redemption value	196,235	(27,541)	78,228
Shareholders' deficit - closing balance	$-	$(41,879)	$(18,274)

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

ETFS SILVER TRUST

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

2.1. Valuation of Silver

Silver is held by HSBC Bank USA, National Association (the “Custodian”), on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of silver is determined according to the average cost method and the market value is based on the London Fix used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of silver to pay the remuneration due to the Sponsor (“Sponsor’s Fee”), or silver distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The price for an ounce of silver is set by three market making members of the London Bullion Market Association at approximately 12:00 noon London time on each working day.

Once the value of silver has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the silver and all other assets held by the Trust.

The table below summarizes the unrealized gains or realized losses on the Trust’s silver holdings as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in silver - average cost	$491,080	$509,601
Realized loss on investment in silver	(144,644)	-
Investment in silver - lower of cost or market value	346,436	509,601
Unrealized gain on investment in silver	-	41,879
Investment in silver - market value	$346,436	$551,480

The Trust recognizes the diminution in value of the investment in silver which arises from market declines on an interim basis. Increases in the value of the investment in silver through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. At December 31, 2013 the market value of silver had fallen below the average cost, therefore a loss of $144,644,320 was realized on the silver.

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

2.2. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three days of trade date. There was no silver receivable or payable at December 31, 2013 and 2012.

ETFS SILVER TRUST

2. Significant Accounting Policies (continued)

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 100,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor and (4) has established an Authorized Participant Unallocated Account with the Custodian or another silver bullion clearing bank to effect transactions in silver bullion. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian by an Authorized Participant.

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

Changes in the Shares for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
Number of redeemable Shares
Opening balance	18,600,000	19,100,000	16,700,000
Creations	900,000	1,700,000	8,900,000
Redemptions	(1,500,000)	(2,200,000)	(6,500,000)
Closing balance	18,000,000	18,600,000	19,100,000

Redeemable Shares:
Opening balance	$551,340	$534,305	$509,311
Creations	24,087	54,303	342,215
Redemptions	(32,844)	(64,809)	(238,993)
Adjustment to redemption value	(196,235)	27,541	(78,228)
Closing balance	$346,348	$551,340	$534,305

Redemption value per Share at year end	$19.24	$29.64	$27.97

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740-10 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Sponsor has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statement.

ETFS SILVER TRUST

2. Significant Accounting Policies (continued)

2.6 Investment in Silver

Changes in ounces of silver and the respective values for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for ounces data)
Ounces of silver
Opening balance	18,413,374.2	19,263,211.3	16,432,768.8
Creations	890,077.9	1,684,899.6	9,048,980.8
Redemptions	(1,482,521.1)	(2,479,571.6)	(6,164,137.0)
Transfers of silver	(54,982.2)	(55,165.1)	(54,401.3)
Closing balance	17,765,948.8	18,413,374.2	19,263,211.3

Investment in silver (lower of cost or market value)
Opening balance	$509,601	524,563	$329,357
Creations	24,087	54,303	348,315
Redemptions	(41,085)	(67,753)	(151,790)
Transfers of silver	(1,523)	(1,512)	(1,319)
Realized loss on investment in silver	(144,644)	-	-
Closing balance	$346,436	$509,601	$524,563

At December 31, 2011, 297,810.213 oz of silver relating to unsettled redemptions were payable. The cost of silver payable at December 31, 2011 was $8,109,767 and its market value at December 31, 2011 was $8,392,292.

These balances have been excluded from the December 31, 2011 balances in the table above.

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

For the year ended December 31, 2013, the Sponsor’s Fee, net of waiver, was $1,308,257  (December 31, 2012: $1,707,955;  December 31, 2011: $1,955,837).

As a result of the waiver, fees waived for the year ending December 31, 2013 were $654,129  (December 31, 2012: $853,978;  December 31, 2011: $977,919).

At December 31, 2013, $88,391 was payable to the Sponsor (December 31, 2012: $140,323).

2.8. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services –Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement will have on the financial statements.

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

ETFS SILVER TRUST

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell silver or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

Date: February 28, 2014

/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2014

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.