Form 10-Q
period 2014-09-30
ETFS SILVER TRUST
filed 2014-11-10
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐ No ☒

As of November 6, 2014, ETFS Silver Trust had 19,200,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2014: $365,596; December 31, 2013: $346,436) (2)	$320,140	$346,436
Total assets	320,140	346,436

LIABILITIES
Fees payable to Sponsor	79	88
Total Liabilities	79	88

NET ASSETS	$320,061	$346,348

ANALYSIS OF NET ASSETS
Total net assets (3)	$320,061	$346,348

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At September 30, 2014, the investment in silver is valued at fair value.  At December 31, 2013, the investment in silver was valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of average cost and fair value of the investment in silver.

(3)Net assets at December 31, 2013 represents total liabilities, redeemable Shares and shareholders’ deficit.  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2014 were 19,000,000 and at December 31, 2013 were 18,000,000.   Net asset value per Share at September 30, 2014 and December 31, 2013 was $16.85 and $19.24, respectively.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.   The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Schedule of Investments (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	18,710,697.4	$365,596	$320,140	100.02%
Total investment in silver	18,710,697.4	$365,596	$320,140	100.02%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	17,765,948.8	$346,436	$346,436	100.03%
Total investment in silver	17,765,948.8	$346,436	$346,436	100.03%

(1)Calculated as investment in silver at fair value divided by net assets, as at September 30, 2014, investment in silver is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in silver at cost divided by net assets, as at December 31, 2013, investment in silver was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014 (1)	September 30, 2013 (2)	September 30, 2014 (1)	September 30, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$402	$444	$1,226	$1,536
Less: Waiver of Sponsor's Fee (Note 2.8)	(134)	(148)	(409)	(512)
Total expenses	268	296	817	1,024

Net investment loss	(268)	(296)	(817)	(1,024)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on silver transferred to pay expenses	9	(93)	22	(83)
Realized gain / (loss) on silver distributed for the redemption of Shares	262	(3,204)	262	(7,068)
Change in unrealized (loss) / gain on investment in silver	(70,497)	54,090	(45,456)	(107,172)
Total gain / (loss) on silver	(70,226)	50,793	(45,172)	(114,323)

Change in net assets from operations	$(70,494)	$50,497	$(45,989)	$(115,347)

Net (decrease) / increase in net assets per Share	$(3.72)	$2.78	$(2.47)	$(6.20)

Weighted average number of Shares	18,940,217	18,150,000	18,653,846	18,593,407

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three and nine months ended September 30, 2013

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013 (1)	September 30, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of silver	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares	$3,596	$24,087

Value of silver distributed for redemption of Shares - at cost	$10,960	$35,628

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$50,497	$(115,347)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
(Increase) / decrease in investment in silver	(46,709)	119,864
Increase / (decrease) in fees payable to Sponsor	11	(44)
Increase / (decrease) in redeemable Shares:
Creations	3,956	24,087
Redemptions	(7,755)	(28,560)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of silver transferred to pay expenses	$285	$1,068

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the three and nine months ended September 30, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2014

	Nine Months Ended September 30, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	18,000,000	$346,348
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(817)
Realized gain on investment in silver		284
Change in unrealized loss on investment in silver		(45,456)
Change in unrealized gain on unsettled creations or redemptions		-
Creations	1,200,000	23,816
Redemptions	(200,000)	(4,114)
Closing balance at September 30, 2014	19,000,000	$320,061

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For three and nine months ended September 30, 2014

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014 (1)	September 30, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$20.56	$19.24
Income from investment operations:
Net investment loss	(0.01)	(0.04)
Total realized loss and change in unrealized loss on investment in silver	(3.70)	(2.35)
Change in net assets from operations	(3.71)	(2.39)

Net asset value per Share at end of period	$16.85	$16.85

Weighted average number of Shares	18,940,217	18,653,846

Expense Ratio
Annualized Sponsor's Fee per Share (2)	0.30%	0.30%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.30)%	(0.30)%

Non-Annualized Total Return	(18.04)%	(12.42)%

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in silver at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in silver at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the nine month period ended September 30, 2014.

2.	A Schedule of Investments is required as of September 30, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the three and nine month periods ended September 30, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the three and nine month periods ended September 30, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of September 30, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in silver	$346,436	$346,436	$-

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

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

Silver is held by HSBC Bank USA, N.A. (the “Custodian”) on behalf of the Trust and is recorded at fair value. Effective from August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  As of the date of filing, the London Silver Price is established by the five LBMA-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price. Prior to August 15, 2014, the Trust utilized the “London Fix” as its benchmark for valuation purposes. The London Fix for silver, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market making members of the LBMA at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.

Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis using cost.

Once the value of silver has been determined, the Net Asset Value (the “NAV") is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the silver and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s silver holdings as of September 30, 2014 and December 31, 2013:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013
Investment in silver - cost	$365,596	$346,436
Unrealized loss on investment in silver	(45,456)	-
Investment in silver - fair value	$320,140	$346,436

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

The per Share amount of silver exchanged for a purchase or redemption is calculated daily by the Trustee, using the London Silver Price to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made, and represents the per Share amount of silver held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013

Level 2
Investment in silver	$320,140	$346,436

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

There was no  silver receivable or payable at September 30, 2014 and December 31, 2013:

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.4. Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.    The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other silver clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian or a silver clearing bank by an Authorized Participant.

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

Changes in the Shares for the year ended December 31, 2013 are set out below:

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

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

2.5. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of silver to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the price established by the London Silver Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next London Silver Price, or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the silver sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.6. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2014 and December 31, 2013.

2.7. Investment in Silver

Changes in ounces of silver and the respective values for the nine months ended September 30, 2014 and for the year ended December 31, 2013 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2014	December 31, 2013
Ounces of silver
Opening balance	17,765,948.8	18,413,374.2
Creations	1,183,025.2	890,077.9
Redemptions	(197,055.3)	(1,482,521.1)
Transfers of silver to pay expenses	(41,221.3)	(54,982.2)
Closing balance	18,710,697.4	17,765,948.8

Investment in silver
Opening balance	$346,436	$509,601
Creations	23,816	24,087
Redemptions	(4,114)	(32,844)
Realized loss on silver distributed for the redemption of Shares	262	(8,241)
Transfers of silver to pay expenses	(826)	(1,360)
Realized gain/(loss) on silver transferred to pay expenses	22	(163)
Realized loss on investment in silver	-	(144,644)
Unrealized loss on investment in silver	(45,456)	-
Closing balance	$320,140	$346,436

ETFS SILVER TRUST

2. Significant Accounting Policies (Continued)

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

For the three months ended September 30, 2014 and 2013 the Sponsor’s Fee, net of fees waived by the Sponsor, was $267,898 and $296,160, respectively. For the nine months ended September 30, 2014 and 2013 the Sponsor’s Fee, net of fees waived by the Sponsor, was $817,445 and $1,023,734, respectively.

As a result of the waiver, fees waived for the three months ended September 30, 2014 and 2013 were $133,949 and $148,080, respectively. Fees waived for the nine months ended September 30, 2014 and 2013 were $408,723 and $511,867, respectively.

At September 30, 2014 and at December 31, 2013, the fees payable to the Sponsor were $79,048 and $88,391, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on July 20, 2009. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “SIVR”.

Valuation of Silver and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee values the silver held by the Trust and determines both the Adjusted Net Asset Value (the “ANAV”) and the Net Asset Value (the “NAV”) of the Trust.

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s London Silver Price (the daily price of an ounce of silver as set at approximately 12:00 noon London, England time by LBMA-authorized bullion banks or market makers in an electronic, over-the-counter auction conducted by CME Group, inc. and disseminated by Thomson Reuters), or, if no London Silver Price is made on such day or has not been announced by the Evaluation Time, the next most recent London Silver Price determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee.    Once the value of the silver held by the Trust has been determined, the Trustee subtracts all estimated accrued but unpaid fees other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets) expenses and other liabilities of the Trust from the total value of the silver and all other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV is used to compute the Sponsor’s Fee.

The Trustee then subtracts from the ANAV the amount of accrued Sponsor’s Fees computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

ETFS SILVER TRUST

The Quarter Ended September 30, 2014

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

The Trust’s NAV decreased from $388,635,321 at June 30, 2014 to $320,060,982 at September 30, 2014, a 17.64% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 18.02% from $20.87 at June 30, 2014 to $17.11 at September 30, 2014 an increase in outstanding Shares, which rose from 18,900,000 Shares at June 30, 2014 to 19,000,000 Shares at September 30, 2014, a result of 100,000 Shares (1 Basket) being created.  No Shares were redeemed during the quarter.

NAV per Share decreased 18.04% from $20.56 at June 30, 2014 to $16.85 at September 30, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $267,898 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $21.18 at July 10, 2014 was the highest during the quarter, compared with a low of $16.85 at September 30, 2014.

Decrease in net assets from operations for the quarter ended September 30, 2014 was $70,493,756, resulting from a realized gain of $9,288 on the transfer of silver to pay expenses and a realized gain of $262,147 on silver distributed for the redemption of Shares, offset by a change in unrealized loss on investment in silver of $70,497,293 and Sponsor’s Fees of $267,898. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in silver at the lower of cost or market value.  Under the previous presentation and accounting policies the net gain from operations for the quarter ended September 30, 2013 was $50,497,166, resulting from an unrealized gain on silver of $54,090,421, offset by a net loss of $92,745 on the transfer of silver to pay expenses, a net loss of $3,204,350 on silver distributed for the redemption of Shares, and Sponsor’s Fees of $296,160. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

There was a change in unrealized loss on investment in silver in the quarter ended September 30, 2014 compared to an unrealized gain on investment in silver in the quarter ended September 30, 2014 as a result of the adoption of investment company accounting and movements in the price of silver during the respective quarters.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended September 30, 2014 was lower than the fee for the quarter ended September 30, 2013, as the average assets were lower in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2014

The Trust’s NAV decreased from $346,347,607 at December 31, 2013 to $320,060,982 at September 30, 2014, a 7.59% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 12.26% from $19.50 at December 31, 2013 to $17.11 at September 30, 2014 an increase in outstanding Shares, which rose from 18,000,000 Shares at December 31, 2013 to 19,000,000 Shares at September 30, 2014, a result of 1,200,000 Shares (12 Baskets) being created and 200,000 Shares (2 Baskets) being redeemed during the period.

NAV per Share decreased 12.42% from $19.24 at December 31, 2013 to $16.85 at September 30, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $817,445 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $21.75 at February 24, 2014 was the highest during the period, compared with a low of $16.85 at September 30, 2014.

There was no change in net assets arising from the change in accounting principle (Refer to Note 2.1 of the unaudited condensed financial statements) as of January 1, 2014.  Decrease in net assets from operations for the period ended September 30, 2014 was $45,989,775, resulting from a realized gain of $21,618 on the transfer of silver to pay expenses and a realized gain of $262,147 on silver distributed for the redemption of Shares, offset by a change in unrealized loss on investment in silver of $45,456,095, offset by Sponsor’s Fees of $817,445. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in silver at the lower of cost or market value.  Under the previous presentation and accounting policies the net loss from operations for the period ended September 30, 2013 was $115,346,662, resulting from a net loss of $83,665 on the transfer of silver to pay expenses, a net loss of $7,067,634 on silver distributed for the redemption of Shares, an unrealized loss on silver of $107,171,629 and Sponsor’s Fees of $1,023,734. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

There was a smaller change in the unrealized loss on investment in silver in the period ended September 30, 2014 compared to the  unrealized loss on investment in silver in the period ended September 30, 2013 as a result of the adoption of investment company accounting and movements in the price of silver during the respective periods. Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the period ended September 30, 2014 was lower than the fee for the period ended September 30, 2013, as the average assets were lower in the period ended September 30, 2014 compared to the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2014 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2014

1 Basket  was created.

0 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
July 2014	-	-	-
August 2014	-	-	-
September 2014	-	-	-
	-	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 to serve as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until Mr. Foulds can resume his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: November 10, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Joseph Roxburgh
Joseph Roxburgh
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.