Form 10-K
period 2014-12-31
ETFS SILVER TRUST
filed 2015-03-02
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2014 as reported by the NYSE Arca, Inc. on that date: $393,120,000.

As of February 26, 2015, ETFS Silver Trust has 18,300,000 ETFS Physical Silver Shares outstanding.

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

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is HSBC Bank Plc (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $346,347,607 at December 31, 2013 to $293,796,593 at December 31, 2014, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 18,000,000 Shares at December 31, 2013 to 18,700,000 Shares outstanding at December 31, 2014.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.

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

Overview of the Silver Industry

Introduction

This section provides a brief introduction to the silver industry by looking at some of the key participants, detailing the primary sources of demand and supply and outlining the role of the “official” sector (i.e., central banks) in the market.

Market Participants

The participants in the world silver market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector.

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers.

Banking Sector.

Bullion banks provide a variety of services to the silver market and its participants, thereby facilitating interactions between other parties. Services provided by the bullion banking community include traditional banking products as well as mine financing, physical silver purchases and sales, hedging and risk management, inventory management for industrial users and consumers and silver leasing.

The Official Sector.

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2010, at the end of 2009, government-held silver bullion stocks total 61 million ounces.

The Investment Sector.

This sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector.

The fabrication and manufacturing sector represents all the commercial and industrial users of silver. Industrial applications comprise the largest use of silver. The jewelry and silverware sector is the second largest, followed by the photographic industry (although the latter has been declining over the past several years as a result of the spread of digital photography).

World Silver Supply and Demand 2004-2013 (million ounces)

The following table sets forth a summary of the world silver supply and demand for the period from 2003 to 2012 and is based on information reported by Thomson Reuters GFMS Ltd, the World Silver Survey 2014 and the Silver Institute.

(millions of ounces)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Supply
Mine production	614	640	643	666	683	714	751	755	792	820
Net government sales	62	66	79	43	31	16	44	12	7	8
Old silver scrap	199	203	206	203	201	200	226	259	253	192
Net producer hedging	(2)	46	(12)	(24)	(9)	(17)	50	12	(47)	(41)
Total reported supply	873	955	916	888	906	913	1,071	1,038	1,005	979

Demand
Jewelry	187	188	176	183	178	177	191	183	181	199
Coins and bars	53	52	49	51	188	88	146	213	139	246
Silverware	68	69	63	61	60	54	53	48	45	50
Industrial fabrication	609	636	644	657	651	539	644	625	588	586
Electrical and electronics	192	211	223	240	246	203	273	261	237	234
Brazing alloys and solders	49	52	54	58	61	53	61	62	60	62
Photography	179	160	142	117	100	78	69	62	54	50
Other	189	213	225	242	244	205	241	240	237	240
ETP inventory build	-	-	158	55	101	154	133	(24)	55	2
Exchange inventory build	(20)	16	(9)	22	(7)	(15)	(7)	12	62	9
Total reported demand	897	961	1,081	1,029	1,171	997	1,160	1,057	1,070	1,092

Source: Thomson Reuters GFMS Ltd, World Silver Survey 2014, Silver Institute.

The following are some of the main characteristics of the silver market illustrated by the table:

Silver supply over the period shown, including mine production, net government sales, scrap and net hedging supply averaged 954 million ounces (Moz) per year.  In 2013 total supply declined 2.7% to 979 Moz, marking the third consecutive year of annual total supply declines.  Mine production averaged 74% of total silver supply between 2004-2013 and 84% in 2013 as mine production reached a new record and scrap supply declined on the back of lower silver prices.

During the period shown, silver scrap was the second largest contributor to supply, averaging approximately 214 Moz per year, which averages 22% between 2004-2013.  In 2013, silver scrap declined to 20% of total supply.

The biggest source of demand for silver is in industrial applications, averaging 59% between 2004-2013.  Silver is among the best electrical and thermal conductor of all metals and is therefore used in many electrical applications, particularly in conductors, switches, contacts, and fuses. Silver is also used in the manufacture of batteries, which use silver alloys as the cathode. Silver, a well-known bactericide, is used in a number of applications, including water purification systems, air-handling systems, and in a wide-range of textile and plastic consumer products. Silver is also used to join metals through brazing and soldering. In the period from 2004 to 2013, industrial applications consumed an average of 618 Moz per year.

Silver is also used in the manufacturing of jewelry and silverware. These applications for silver consumed an average of 241 Moz per year over the period shown.

Silver’s role in photography has been a regular component of silver demand, although photographic use has decreased each year since 2004. Silver use in photography averaged 101 Moz per year over the period shown, but only 50 Moz in 2013. Silver is also used in the fabrication of coins and medals. Silver was once widely used in coinage, and many nations were on a silver standard until the 19th century. Today silver is in limited use for circulating coinage, and is used in bullion coins issued by national governments typically for use by investors wishing to own physical silver in small quantities and in commemorative coins. Silver’s use in coins and bars has averaged over 122.5 Moz per year from 2004-2013, increasing 77%  in 2013 to 246 Moz as investors reacted strongly to the price decline.

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

The following chart illustrates the movements in the price of an ounce of silver in dollars from January 2005 to January 2015 and is based on information provided by Bloomberg:

Source: Bloomberg

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

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the LBMA, the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The fourteen market-making members of the London Bullion Market Association (“LBMA”) are: Barclays Bank plc, Citibank, Credit Suisse, Deutsche Bank AG, HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, JPMorgan Chase Bank, Morgan Stanley & Co. International Plc, The Bank of Nova Scotia-ScotiaMocatta, Société  Générale, Merrill Lynch International Bank Limited, Mitsui & Co. Precious Metals Inc. Standard Chartered Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. The main centers of the OTC market are London and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 60 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

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

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this prospectus from time to time as “Silver Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A Silver Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. A Silver Good Delivery Bar must contain between 750 ounces and 1,100 ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A Silver Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a Silver Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

Since August 15, 2014, CME Group, Inc. (“CME Group”) conducts an “equilibrium auction” once daily during London trading hours among LBMA-authorized participating silver bullion banks or market makers (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “London Silver Price” (RIC Code: “LDNXAG”). Many long-term contracts will be priced on the basis of the London Silver Price, and market participants will usually refer to this price when looking for a basis for valuations. The London Silver Price, determined according to the methodologies of CME Group and disseminated by Thompson Reuters, is the silver valuation replacement selected by the LBMA for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014.  The London Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

CME Group has established an electronic, over-the-counter, auction market for silver participants that determines the London Silver Price over one or more auction rounds that begin at 12:00 noon London time each London business day. The London Silver Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of Silver Good Delivery Bars that will clear the maximum amount of bids and offers for silver entered by order-submitting silver participants each day. There are six silver participants who are authorized to submit orders on the CME Group electronic system:  HSBC Bank USA, N.A. (through its London branch), JPMorgan Chase Bank, The Bank of Nova Scotia‑ScotiaMocatta, the Toronto Dominion Bank, Mitsui & Co Precious Metals Inc. and UBS AG. As the CME Group electronic silver auction market develops, CME Group expects to admit additional silver participants to the order submission process.  Once the London Silver Price, which is calculated in US dollars, is established, Thompson Reuters disseminates that day’s London Silver Price to the markets and other market data providers such as Bloomberg via the Thompson Reuters Eikon and Elektron systems.

The CME Group auction process begins with a notice of an auction round issued to silver participants before the commencement of the auction round stating a silver price in US dollars at which the auction round will be conducted. An auction round lasts 30 seconds. Silver participants electronically place bid and offer orders at the round’s stated price and indicate whether the orders are for their own account or for the account of clients. All auction round order information other than the identity of those placing orders is displayed electronically in real time for all silver participants. The CME Group system administrator will observe all auction round bid and offer order information, including the identity of those submitting orders. As long as the auction is open, silver participants may alter, change or withdraw their orders.

At the end of the auction round, the CME Group system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the CME Group system (e.g., too many purchase orders submitted compared to sell orders or vice versa), a CME Group system algorithm calculates a new auction round price principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then the new auction round price will be increased over that used in the prior auction round. Likewise, the new auction round price will be decreased from the prior round’s price if offers outweigh bids. To clear the imbalance, the CME Group system then issues another notice of auction round to silver participants at the newly calculated price. During this next 30 second auction round, silver participants again submit orders, and after it ends, the CME system evaluates for order imbalances. If order imbalances persist, a new auction price is calculated and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the CME Group system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the London Silver Price.

The London Silver Price and all bid and offer order information for all auction rounds become publicly available electronically via Thompson Reuters instantly after the conclusion of the equilibrium auction. The CME Group system also simultaneously matches bid and offer orders from the equilibrium auction for bilateral settlement among the silver participants. Orders reflecting any imbalance between bids and offers that are within the CME Group system tolerances are then allocated to the first tier participants for settlement.

The London Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the equilibrium auction. The CME Group’s London Silver Price electronic auction methodology is similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the London Silver Price has several advantages over the previous London silver fix. The London Silver Price auction process is fully transparent in real time to the silver participants and, at the close of each equilibrium auction, to the general public. The London Silver Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the London Silver Price’s audit trail and active, real time surveillance of the auction process by the CME Group system administrator combined with silver participants’ agreement to abide by CME Group silver market rules and Thompson Reuters code of conduct add deterrents against manipulative and abusive conduct in establishing each day’s London Silver Price

With effect from August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the London Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the London Silver Price will fairly represent the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in Trust Agreement) as of any day will be the London Silver Price for such day.

Futures Exchanges

The most significant silver futures exchanges are the COMEX and the TOCOM. Future exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Future contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

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

Valuation of Silver and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (“Evaluation Time”), the Trustee evaluates the silver held by the Trust and determine both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s “London Silver Price” (the daily price of an ounce of silver determined by an electronic, over-the-counter auction that starts at 12:00 noon London, England time in which LBMA-authorized bullion banks or market makers participate), or, if no London Silver Price is made on such day, the next most recent London Silver Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London Silver Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Silver Bullion Market–The London Bullion Market” for a description of the London Silver Price.

Once the value of the silver has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the silver and any other assets of the Trust. The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, DTC, Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.45% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. The Sponsor has decided to waive a portion of the Sponsor’s Fee to reduce the Sponsor’s Fee to 0.30%. This fee waiver has been in existence since the Trust was formed and the present fee waiver is valid until July 24, 2015. At this point, the Sponsor may renew its fee waiver, waive a larger or smaller portion of its fee or not renew its fee waivers. If, at any point in the future, the Sponsor does not continue its partial fee waiver, the full Sponsor’s Fee will accrue and be paid to the Sponsor for subsequent periods. The Sponsor is under no obligation to continue to waive all or part of the Sponsor’s Fee on an ongoing basis.

The Sponsor’s Fee is paid monthly by delivery of silver to an account maintained by the Custodian for the Sponsor on an unallocated basis. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment in cash of Trust expenses not assumed by the Sponsor. The Trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of silver. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, silver needed to cover Trust expenses not assumed by the Sponsor at a price at least equal to the price used by the Trustee to determine the value of the silver held by the Trust on the date of the sale.

The Sponsor’s Fee,  net of waiver, for the year ended December 31, 2014 was $1,055,956  (December 31, 2013:  $1,308,257;  December 31, 2012: $1,707,955).

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.

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

The Custodian

HSBC Bank Plc (“HSBC”) serves as the Custodian of the Trust’s silver. HSBC is authorized by the Prudential Regulation Authority and regulated by the Prudential Regulation Authority and the Financial Conduct Authority. HSBC’s custodian office is located at 8 Canada Square, London, E14 5HQ, United Kingdom.  The FCA is an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA in the United Kingdom.

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2014.

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

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States;

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

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) is generally considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata Shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata Shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of silver to the Trust in exchange for Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the silver delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers silver, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the silver that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any silver sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares immediately prior to the sale, by a fraction the numerator of which is the amount of silver sold, and the denominator of which is the total amount of the silver held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the silver remaining in the Trust will be equal to its tax basis for Shares immediately prior to the sale, less the portion of such basis allocable to its share of the silver that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the silver held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying silver represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the silver received in the redemption generally will be the same as the Shareholder’s tax basis for the Shares redeemed. The Shareholder’s holding period with respect to the silver received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the silver received by the Shareholder will be a taxable event.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including silver bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any silver bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, for high-income individuals and certain trusts and estates, a 3.8% Medicare contribution tax is imposed on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in theShares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders are required to recognize gain or loss on a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata Shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions are subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not US persons in order to avoid backup withholding tax.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on certain employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any precious metal is received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in the prospectus and this report, including the Trust’s financial statements and the related notes.

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

•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates;
•	Interest rates;
•	Investment and trading activities of hedge funds and commodity funds; and
•	Global or regional political, economic or financial events and situations.

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major silver markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for silver is reduced after the close of the major world silver markets, including London and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”). As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The London Silver Price may prove unreliable.

Since August 15, 2014, the Sponsor has utilized the London Silver Price as the benchmark price for valuing silver held, received or delivered by the Trust.  Prior to August 15, 2014, the Trust utilized the Londonsilver fix as its benchmark for valuation purposes.  The London silver fix, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market members of the London Bullion Market Association at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.  The London Silver Price, and the mechanism for its establishment, have a limited operating history and may, among other things:

•	not behave over time like the London Fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London Fix;
•	result in delays or errors in the determination of a daily benchmark price of silver;
•	not be as widely accepted as the London silver fix; or
•	otherwise prove unreliable.

If the London Silver Price is unreliable for any reason, the price of silver and the market price for the Shares may decline or be subject to greater volatility.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act (CEA), as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the silver held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of silver credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor under English law is limited. Furthermore, under English common law, the Custodian or any subcustodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian and English subcustodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian or any subcustodian concerning its silver.

The obligations of the Custodian under the Custody Agreements and the Authorized Participant Unallocated Bullion Account Agreements are governed by English law. The Custodian may enter into arrangements with English subcustodians for the temporary custody or holding of the Trust’s silver, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue a subcustodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more subcustodians to hold the Trust’s silver on a temporary basis pending delivery to the Custodian. The subcustodians which the Custodian currently uses are LBMA market making members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing its subcustodians, making the Custodian liable only for negligence or bad faith in the selection of such subcustodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s silver from any subcustodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its subcustodians. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s silver or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian.

The obligations of any subcustodian of the Trust’s silver are not determined by contractual arrangements but by LBMA rules and London silver market customs and practices, which may prevent the Trust’s recovery of damages for losses on its silver custodied with subcustodians.

There are expected to be no written contractual arrangements between subcustodians that hold the Trust’s silver and the Trustee or the Custodian because traditionally such arrangements are based on the customs and practices of the LBMA and the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The customs and practices of the LBMA may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a subcustodian for losses relating to the safekeeping of silver. If the Trust’s silver is lost or damaged while in the custody of a subcustodian, the Trust may not be able to recover damages from the Custodian or the subcustodian. Whether a subcustodian will be liable for the failure of subcustodians appointed by it to exercise due care in the safekeeping of the Trust’s silver will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from subcustodians whether appointed by the Custodian or by another subcustodian for any losses relating to the safekeeping of silver by such subcustodians.

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

Silver which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific bars of silver held by the Custodian and are each an unsecured creditor of the Custodian with respect to the amount of silver held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s silver in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a subcustodian fails to so segregate silver held by it on behalf of the Trust, unallocated silver will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of silver held in their respective unallocated silver accounts.

In the case of the insolvency of the Custodian, a liquidator may seek to freeze access to the silver held in all of the accounts held by the Custodian, including the Trust Allocated Account. Although the Trust would be able to claim ownership of properly allocated silver, the Trust could incur expenses in connection with asserting such claims, and the assertion of such a claim by the liquidator could delay creations and redemptions of Baskets.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2014 and 2013:

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$21.69	$18.92
June 30, 2014	$20.80	$18.49
September 30, 2014	$21.12	$16.78
December 31, 2014	$17.26	$15.03

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$31.93	$28.07
June 30, 2013	$27.74	$18.30
September 30, 2013	$24.18	$18.64
December 31, 2013	$22.41	$18.87

The number of Shares of the Trust as of February 26, 2015 was 18,300,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2014	$20.01	$19.08
September 2014	$18.93	$16.78
October 2014	$17.26	$15.91
November 2014	$16.44	$15.03
December 2014	$16.82	$15.40
January 2015	$18.08	$15.53

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 100,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2014 and 2013:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2014	-	-
February 2014	-	-
March 2014	-	-
April 2014	-	-
May 2014	-	-
June 2014	200,000	0.985
July 2014	-	-
August 2014	-	-
September 2014	-	-
October 2014
November 2014	200,000	0.984
December 2014	300,000	0.984
Total	700,000	0.984

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2013	100,000	0.990
February 2013	-	-
March 2013	-	-
April 2013	-	-
May 2013	700,000	0.989
June 2013	100,000	0.988
July 2013	400,000	0.988
August 2013	-	-
September 2013	-	-
October 2013	-	-
November 2013	200,000	0.987
December 2013	-	-
Total	1,500,000	0.988

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$39,850	$346,436	$509,601	$524,563	$335,457
Total (loss) / gain on silver	$(66,749)	$(153,048)	$5,644	$79,432	$8,738
Change in net assets from operations	$(67,805)	$(154,356)	$3,936	$77,476	$8,142
Weighted average number of Shares	18,748,219	18,464,658	18,425,410	18,526,027	9,847,671
Net increase / (decrease) in net assets per Share	$(3.62)	$(8.36)	$0.21	$4.18	$0.83
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc.

, Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

NAV per Share vs. Silver Fix from July 20, 2009 (the Date of Inception) to December 31, 2014

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
20/07/2009
20/07/2010
20/07/2011
20/07/2012
20/07/2013
20/07/2014
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

Valuation of Silver

Silver is held by HSBC Bank Plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Effective from August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  As of the date of filing, the London Silver Price is established by the five LBMA-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price. Prior to August 15, 2014, the Trust utilized the “London Fix” as its benchmark for valuation purposes. The London Fix for silver, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market making members of the LBMA at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.

Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis using cost.

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013	December 31, 2012
Investment in silver - cost	39,850	346,436	509,601
Unrealized (loss) / gain on investment in silver	(65,154)	-	41,879
Investment in silver - fair value	$293,873	$346,436	$551,480

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2014 and 2013, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Total gain / (loss) on silver	$39,850	$(153,048)	$5,644
Net (loss) / gain from operations	$(67,805)	$(154,356)	$3,936
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2014

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day. In previous years amounts were reported under non-investment company accounting, and the NAV reflected redeemable Shares at redemption value to investors.

The Trust’s NAV decreased from $346,347,607 at December 31, 2013 to $293,796,593 at December 31, 2014, a 15.17% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 18.10% from $19.50 at December 31, 2013 to $15.97 at December 31, 2014.

There was an increase in outstanding Shares, which rose from 18,000,000 Shares at December 31, 2013 to 18,700,000 Shares at December 31, 2014, a result of 1,400,000 Shares (14 Baskets) being created and 700,000 Shares (7 Baskets) being redeemed during the year.

NAV per Share decreased 18.35% from $19.24 at December 31, 2013 to $15.71 at December 31, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,055,956 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $21.75 at February 24, 2014 was the highest during the year, compared with a low of $15.04 at November 6, 2014.

There was no change in net assets arising from the change in accounting principle (Refer to Note 2.1 of the financial statements) as of January 1, 2014. Decrease in net assets from operations for the year ended December 31, 2014 was $67,805,009, resulting from a realized loss of $11,010 on the transfer of silver to pay expenses, a realized loss of $1,584,124 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $65,153,919 and Sponsor’s Fee, net of waiver, of $1,055,956. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

The year ended December 31, 2013

The Trust’s NAV decreased from $551,340,233 at December 31, 2012 to $346,347,607 at December 31, 2013, a 37.18% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 34.89% from $29.95 at December 31, 2012to $19.50 at December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$402	$423	$402	$357	$1,584
Less: Waiver of Sponsor's Fee (Note 2.8)	(134)	(141)	(134)	(119)	(528)
Total expenses	268	282	268	238	1,056

Net investment loss	(268)	(282)	(268)	(238)	(1,056)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on silver transferred to pay expenses	7	5	9	(32)	(11)
Realized gain / (loss) on silver distributed for the redemption of Shares	-	-	262	(1,846)	(1,584)
Change in unrealized gain / (loss) on investment in silver	7,711	17,330	(70,497)	(19,698)	(65,154)
Total gain / (loss) on silver	7,718	17,335	(70,226)	(21,576)	(66,749)

Change in net assets from operations	$7,450	$17,053	$(70,494)	$(21,814)	$(67,805)

Net increase / (decrease) in net assets per Share	$0.41	$0.90	$(3.72)	$(1.15)	$(3.62)

Weighted average number of Shares	18,140,000	18,872,527	18,940,217	19,028,261	18,748,219

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
REVENUES
Value of silver transferred to pay expenses	$417	$366	$285	$292	$1,360
Cost of silver transferred to pay expenses	(380)	(394)	(378)	(371)	(1,523)
Gain / (loss) on silver transferred to pay expenses	37	(28)	(93)	(79)	(163)

Gain / (loss) on silver distributed for the redemption of Shares	411	(4,275)	(3,204)	(1,173)	(8,241)
Unrealized (loss) / gain on investment in silver	-	(161,262)	54,090	107,172	-
Realized loss on investment in silver	-	-	-	(144,644)	(144,644)
Total gain / (loss) on silver	448	(165,565)	50,793	(38,724)	(153,048)

EXPENSES
Sponsor's fee, net of waiver	414	314	296	284	1,308
Total expenses	414	314	296	284	1,308
Net gain / (loss) from operations	$34	$(165,879)	$50,497	$(39,008)	$(154,356)

Net gain / (loss) per Share	$0.00	$(8.82)	$2.78	$(2.16)	$(8.36)

Weighted average number of Shares	18,838,889	18,798,901	18,150,000	18,082,609	18,464,658

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-17 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2014.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Silver Trust

New York, New York

We have audited the internal control over financial reporting of ETFS Silver Trust (the "Trust") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and the statements of cash flows for each of the two years in the period ended December 31, 2013 and our report dated March 2, 2015 expressed an unqualified on those financial statements and financial statement schedules noted above.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

Item 9B. Other Information

As a result of Christopher Foulds’s temporary incapacity as the Sponsor’s Chief Financial Officer and Treasurer, due to illness, Joseph Roxburgh served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer from November 4, 2014 to February 26, 2015.  On February 26, 2015 Mr. Foulds resumed his duties as the Sponsor’s Chief Financial Officer and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US.  Assets under management in those companies are in excess of US$15 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Joseph Roxburgh – Chief Financial Officer and Treasurer

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 and he served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until February 26, 2015 when Mr. Foulds resumed his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

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

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Audit fees	$55,913	$55,400
Audit related fees	39,850	18,600
Total	$95,763	$74,000

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

ETFS SILVER TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Silver Trust

New York, New York

We have audited the accompanying statements of assets and liabilities of ETFS Silver Trust (the "Trust"), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Silver Trust as of December 31, 2014 and 2013, the results of its operations for the each of the three years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows and for the each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in silver and changed the presentation of its financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS SILVER TRUST

Statements of Assets and Liabilities
At December 31, 2014 and 2013

	December 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2014: $359,027; December 31, 2013: $346,436) (2)	$293,873	$346,436
Total assets	293,873	346,436

LIABILITIES
Fees payable to Sponsor	76	88
Total Liabilities	76	88

NET ASSETS	$293,797	$346,348

ANALYSIS OF NET ASSETS
Total net assets (3)	$293,797	$346,348

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At December 31, 2014, the investment in silver is valued at fair value. At December 31, 2013 the investment in silver was valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and fair value of the investment in silver.

(3)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2014 were 18,700,000 and at December 31, 2013 were 18,000,000.  Net asset value per Share at December 31, 2014 was $15.71 and at December 31, 2013 was $19.24.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Schedules of Investments
At December 31, 2014 and 2013

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	18,401,534.5	$359,027	$293,873	100.03%
Total investment in silver	18,401,534.5	$359,027	$293,873	100.03%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	17,765,948.8	$346,436	$346,436	100.03%
Total investment in silver	17,765,948.8	$346,436	$346,436	100.03%

(1)Calculated as investment in silver at fair value divided by net assets, as at December 31, 2014, investment in silver is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in silver at cost divided by net assets, as at December 31, 2013, investment in silver was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Operations
For the years ended December 31, 2014, 2013 and 2012

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2014 (1)	December 31, 2013 (2)	December 31, 2012 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,584	$1,962	$2,562
Less: Waiver of Sponsor's Fee (Note 2.8)	(528)	(654)	(854)
Total expenses	1,056	1,308	1,708

Net investment loss	(1,056)	(1,308)	(1,708)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	(11)	(163)	196
Realized (loss) / gain on silver distributed for the redemption of Shares	(1,584)	(8,241)	5,448
Change in unrealized loss on investment in silver	(65,154)	-	-
Realized loss on silver	-	(144,644)	-
Total (loss) / gain on silver	(66,749)	(153,048)	5,644

Change in net assets from operations	$(67,805)	$(154,356)	$3,936

Net (decrease) / increase in net assets per Share	$(3.62)	$(8.36)	$0.21

Weighted average number of Shares	18,748,219	18,464,658	18,425,410

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of silver	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares	$24,087	$54,303

Value of silver distributed for redemption of Shares - at cost	$41,085	$67,753

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(154,356)	$3,936
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease in investment in silver	163,165	14,962
Decrease in silver payable	-	(8,392)
Decrease in fees payable to Sponsor	(52)	-
Increase / (decrease) in redeemable Shares:
Creations	24,087	54,303
Redemptions	(32,844)	(64,809)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of silver transferred to pay expenses	$1,360	$1,708

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the year ended December 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS SILVER TRUST

Statement of Changes in Net Assets
For the year ended December 31, 2014

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	18,000,000	$346,348
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(1,056)
Realized loss on investment in silver		(1,595)
Change in unrealized loss on investment in silver		(65,154)
Creations	1,400,000	27,119
Redemptions	(700,000)	(11,865)
Closing balance at December 31, 2014	18,700,000	$293,797

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the year ended December 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(41,879)	$(18,274)
Net gain / (loss) for the year	$(154,356)	$3,936
Adjustment of redeemable Shares to redemption value	$196,235	$(27,541)
Shareholders' deficit - closing balance	$-	$(41,879)

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights
For the year ended December 31, 2014

Year
Ended
December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$19.24
Income from investment operations:
Net investment loss	(0.06)
Total realized loss and change in unrealized loss on investment in silver	(3.47)
Change in net assets from operations	(3.53)

Net asset value per Share at end of year	$15.71

Weighted average number of Shares	18,748,219

Expense Ratio
Sponsor's Fee per Share (2)	0.30%

Net Investment Loss Ratio
Net investment loss ratio	(0.30)%

Total Return	(18.35)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

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

Notes to the Financial Statements

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

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014 (the date of the adoption), the most significant aspects of which are as follows:

‘
1.

Presentation of prior year information has been conformed to the current year accounting standards in the Statement of Assets and Liabilities and Statement of Operations.  A Statement of Changes in Net Assets is required and has been presented for the year ended December 31, 2014.

	2.	A Schedule of Investments is required as of December 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
	3.	Financial Highlights are required for year ended December 31, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the year ended December 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior years’ statements of cash flows are still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

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

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Silver

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Silver is held by HSBC Bank Plc (the “Custodian”), on behalf of the Trust at its London, England vaulting premises. Silver is recorded at fair value.  Effective from August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  As of the date of filing, the London Silver Price is established by the five LBMA-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price. Prior to August 15, 2014, the Trust utilized the “London Fix” as its benchmark for valuation purposes. The London Fix for silver, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market making members of the LBMA at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.

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

The table below summarizes the unrealized gains or realized losses on the Trust’s silver holdings as of December 31, 2014 and 2014:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Investment in silver - cost	$359,027	$346,436
Unrealized loss on investment in silver	(65,154)	-
Investment in silver - fair value	$293,873	$346,436

Effective January 1, 2014, the Trust records its investment in silver at fair value and recognizes changes in fair value of the investment in silver as change in unrealized gain / loss on investment in silver in the Statement of Operations.

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

The per Share amount of silver exchanged for a purchase or redemption is calculated daily by the Trustee, using the London silver fix to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made, and represents the per-Share amount of silver held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013

Level 2
Investment in silver	$293,873	$346,436

There were no re-allocations or transfers between levels during the period.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three days of trade date. There was no silver receivable or payable at December 31, 2014 and 2013.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and 2012 and as Net Assets as of December 31, 2014. The Trust records the redemption value, which represents the maximum obligation (based on NAV per Share) with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in the Shares for the years ended December 31, 2013 and 2012 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	18,600,000	19,100,000
Creations	900,000	1,700,000
Redemptions	(1,500,000)	(2,200,000)
Closing balance	18,000,000	18,600,000

Redeemable Shares
Opening balance	$551,340	$534,305
Creations	24,087	54,303
Redemptions	(32,844)	(64,809)
Adjustment to redemption value	(196,235)	27,541
Closing balance	$346,348	$551,340

Redemption value per Share at period end	$19.24	$29.64

ETFS SILVER TRUST

2. Significant Accounting Policies (continued)

2.5.  Realized Gains / Losses

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740-10 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS SILVER TRUST

2. Significant Accounting Policies (continued)

2.7 Investment in Silver

Changes in ounces of silver and the respective values for the years ended December 31, 2014, 2013 and 2012 are set out below:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2014	December 31, 2013	December 31, 2012
Ounces of silver
Opening balance	17,765,948.8	18,413,374.2	19,263,211.3
Creations	1,379,900.5	890,077.9	1,684,899.6
Redemptions	(689,042.6)	(1,482,521.1)	(2,479,571.6)
Transfers of silver to pay expenses	(55,272.2)	(54,982.2)	(55,165.1)
Closing balance	18,401,534.5	17,765,948.8	18,413,374.2

Investment in silver
Opening balance	$346,436	$509,601	$524,563
Creations	27,119	24,087	54,303
Redemptions	(11,865)	(32,844)	(73,201)
Realized (loss) / gain on silver distributed for the redemption of Shares	(1,584)	(8,241)	5,448
Transfers of silver to pay expenses	(1,068)	(1,360)	(1,708)
Realized (loss) / gain on silver transferred to pay expenses	(11)	(163)	196
Unrealized loss on investment in silver	(65,154)	-	-
Realized loss on investment in silver	-	(144,644)	-
Closing balance	$293,873	$346,436	$509,601

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

For the year ended December 31, 2014, the Sponsor’s Fee, net of waiver, was $1,055,956  (December 31, 2013: $1,308,257;  December 31, 2012: $1,707,955).

As a result of the waiver, fees waived for the year ending December 31, 2014 were $527,978  (December 31, 2013: $654,129;  December 31, 2012: $853,978).

At December 31, 2014, $75,911 was payable to the Sponsor (December 31, 2013: $88,391).

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

Hris Fou
ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: March 2, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.