Form 10-Q
period 2015-03-31
ETFS SILVER TRUST
filed 2015-05-08
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes ☐ No ☒

As of May 4, 2015, ETFS Silver Trust had 18,300,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2015: $349,752; December 31, 2014: $359,027)	$298,709	$293,873
Total assets	298,709	293,873

LIABILITIES
Fees payable to Sponsor	76	76
Total Liabilities	76	76

NET ASSETS (1)	$298,633	$293,797

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2015 were 18,300,000 and at December 31, 2014 were 18,700,000.   Net asset value per Share at March 31, 2015 and December 31, 2014 was $16.32 and $15.71, respectively.

See Notes to the Condensed Financial Statements

ETFS SILVER TRUST

Schedule of Investments
At March 31, 2015(Unaudited) and December 31, 2014

	March 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	17,994,546.9	$349,752	$298,709	100.03%
Total investment in silver	17,994,546.9	$349,752	$298,709	100.03%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	18,401,534.5	$359,027	$293,873	100.03%
Total investment in silver	18,401,534.5	$359,027	$293,873	100.03%

See Notes to the Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$337	$402
Less: Waiver of Sponsor's Fee (Note 2.8)	(112)	(134)
Total expenses	225	268

Net investment loss	(225)	(268)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	(40)	7
Realized loss on silver distributed for the redemption of Shares	(1,380)	-
Change in unrealized gain on investment in silver	14,111	7,711
Total gain on silver	12,691	7,718

Change in net assets from operations	$12,466	$7,450

Net increase / (decrease) in net assets per Share	$0.68	$0.41

Weighted average number of Shares	18,348,889	18,140,000

See Notes to the Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statement of Changes in Net Assets
For the three months ended March 31, 2015 (Unaudited) and the year ended December 31, 2014

	Three Months Ended March 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	18,700,000	$293,797
Net investment loss		(225)
Realized loss on investment in silver		(1,420)
Change in unrealized gain on investment in silver		14,111
Creations	400,000	6,326
Redemptions	(800,000)	(13,956)
Closing balance at March 31, 2015	18,300,000	$298,633

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	18,000,000	$346,348
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(1,056)
Realized loss on investment in silver		(1,595)
Change in unrealized loss on investment in silver		(65,154)
Creations	1,400,000	27,119
Redemptions	(700,000)	(11,865)
Closing balance at December 31, 2014	18,700,000	$293,797

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$15.71	$19.24
Income from investment operations:
Net investment loss	(0.01)	(0.01)
Total realized and unrealized gains and losses on investment in silver	0.62	0.46
Change in net assets from operations	0.61	0.45

Net asset value per Share at end of period	$16.32	$19.69

Weighted average number of Shares	18,348,889	18,140,000

Expense Ratio
Annualized Sponsor's Fee per Share (1)	0.30%	0.30%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.30)%	(0.30)%

Non-Annualized Total Return	3.88%	2.34%

(1)The Annualized Sponsor's Fee per Share is calculated net of the waiver (refer to Note 2.8).  The Gross Annualized Sponsor's Fee per Share is 0.45%.

See Notes to the Condensed Financial Statements

ETFS SILVER TRUST

Notes to the Condensed Financial Statements

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

The accompanying condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

ETFS SILVER TRUST

Notes to the Condensed Financial Statements

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

2.1. Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in silver at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in silver at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in silver	$346,436	$346,436	$-

ETFS SILVER TRUST

Notes to the Condensed Financial Statements

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

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Since August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  The London Silver Price is established by the five London Bullion Market Association (“LBMA”) authorized bullion banks and market makers participating in the auction.  Prior to August 15, 2014, the Trust utilized the “London Fix” as its benchmark for valuation purposes. The London Fix for silver, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market making members of the LBMA at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.

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

ETFS SILVER TRUST

Notes to the Condensed Financial Statements

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2015	December 31, 2014

Level 2
Investment in silver	$298,709	$293,873

There were no transfers between levels during the period ended March 31, 2015 or the year ended December 31, 2014.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of the silver is transferred within three business days of the trade date.

There was no  silver receivable or payable at March 31, 2015 and December 31, 2014

ETFS SILVER TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.4. Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other silver clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian or a silver clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2015 and December 31, 2014.

ETFS SILVER TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and the respective values for the three months ended March 31, 2015 and for the year ended December 31, 2014 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2015	December 31, 2014
Ounces of silver
Opening balance	18,401,534.5	17,765,948.8
Creations	393,313.3	1,379,900.5
Redemptions	(786,788.4)	(689,042.6)
Transfers of silver to pay expenses	(13,512.5)	(55,272.2)
Closing balance	17,994,546.9	18,401,534.5

Investment in silver
Opening balance	$293,873	$346,436
Creations	6,326	27,119
Redemptions	(13,956)	(11,865)
Realized loss on silver distributed for the redemption of Shares	(1,380)	(1,584)
Transfers of silver to pay expenses	(225)	(1,068)
Realized loss on silver transferred to pay expenses	(40)	(11)
Change in unrealized gain / (loss) on investment in silver	14,111	(65,154)
Closing balance	$298,709	$293,873

ETFS SILVER TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.7.  Expenses / Realized Gains / Losses

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

For the three months ended March 31, 2015 and 2014 the Sponsor’s Fee, net of fees waived by the Sponsor, was $224,585 and $267,579, respectively.

As a result of the waiver, fees waived for the three months ended March 31, 2015 and 2014 were $112,293 and $133,790, respectively.

At March 31, 2015 and at December 31, 2014, the fees payable to the Sponsor were $76,563 and $75,911, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarters ended March 31, 2015 and 2014.

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

Revenues consist of realized gains / losses resulting from the transfer of silver for Share redemptions and / or to pay expenses.  Realized gains / losses are recognized on a trade date basis.

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

ETFS SILVER TRUST

Notes to the Condensed Financial Statements

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

ETFS SILVER TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed financial statements and notes to the condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended March 31, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $293,796,593 at December 31, 2014 to $298,632,912 at March 31, 2015, a 1.65% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 3.94% from $15.97 at December 31, 2014 to $16.60 at March 31, 2015.

There was a decrease in outstanding Shares, which fell from 18,700,000 Shares at December 31, 2014 to 18,300,000 Shares at March 31, 2015, a result of 400,000 Shares (4 Baskets) being created and 800,000 Shares ( 8 Baskets) being redeemed during the quarter.

NAV per Share increased 3.88% from $15.71 at December 31, 2014 to $16.32 at March 31, 2015. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $224,585 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $17.93 at January 23, 2015 was the highest during the quarter, compared with a low of $15.21 at March 18, 2015.

Increase in net assets from operations for the quarter ended March 31, 2015 was $12,466,560, resulting from a change in unrealized gain on investment in silver of $14,111,206, offset by a realized loss of $39,579 on the transfer of silver to pay expenses and a realized loss of $1,380,482 on silver distributed for the redemption of Shares and Sponsor’s Fees of $224,585. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2015 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies.  In addition, please refer to Note 2 to the condensed financial statements for further discussion of accounting policies.

ETFS SILVER TRUST

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2015

4 Baskets were created.

8 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
January 2015	6	600,000	0.984
February 2015	-	-	-
March 2015	2	200,000	0.983
	8	800,000	0.984

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS SILVER TRUST

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: May 8, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.