Form 10-Q
period 2015-09-30
ETFS SILVER TRUST
filed 2015-11-06
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes ☐ No ☒

As of November 3, 2015, ETFS Silver Trust had 18,500,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2015: $354,587; December 31, 2014: $359,027)	$268,975	$293,873
Total Assets	268,975	293,873

LIABILITIES
Fees payable to Sponsor	67	76
Total Liabilities	67	76

NET ASSETS (1)	$268,908	$293,797

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2015 were 18,700,000 and at December 31, 2014 were 18,700,000.   Net asset values per Share at September 30, 2015 and December 31, 2014 were $14.38 and $15.71, respectively.

See Notes to the Condensed Financial Statements

ETFS SILVER TRUST

Schedules of Investments
At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	18,360,038.1	$354,587	$268,975	100.02%
Total investment in silver	18,360,038.1	$354,587	$268,975	100.02%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	18,401,534.5	$359,027	$293,873	100.03%
Total investment in silver	18,401,534.5	$359,027	$293,873	100.03%

See Notes to the Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$314	$402	$976	$1,226
Less: Waiver of Sponsor's Fee (Note 2.7)	(104)	(134)	(325)	(409)
Total expenses	210	268	651	817

Net investment loss	(210)	(268)	(651)	(817)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	(55)	9	(135)	22
Realized (loss) / gain on silver distributed for the redemption of Shares	(443)	262	(2,116)	262
Change in unrealized loss on investment in silver	(18,779)	(70,497)	(20,459)	(45,456)
Total loss on investment in silver	(19,277)	(70,226)	(22,710)	(45,172)

Change in net assets from operations	$(19,487)	$(70,494)	$(23,361)	$(45,989)

Net decrease in net assets per Share	$(1.04)	$(3.72)	$(1.27)	$(2.47)

Weighted average number of Shares	18,747,826	18,940,217	18,453,114	18,653,846

See Notes to the Condensed Financial Statements

ETFS SILVER TRUST

Condensed Statements of Changes in Net Assets
For the nine months ended September 30, 2015 (Unaudited) and the year ended December 31, 2014

	Nine Months Ended September 30, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	18,700,000	$293,797
Net investment loss		(651)
Realized loss on investment in silver		(2,251)
Change in unrealized loss on investment in silver		(20,459)
Creations	1,000,000	15,498
Redemptions	(1,000,000)	(17,026)
Closing balance at September 30, 2015	18,700,000	$268,908

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	18,000,000	$346,348
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(1,056)
Realized loss on investment in silver		(1,595)
Change in unrealized loss on investment in silver		(65,154)
Creations	1,400,000	27,119
Redemptions	(700,000)	(11,865)
Closing balance at December 31, 2014	18,700,000	$293,797

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$15.42	$20.56	$15.71	$19.24
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.04)	(0.04)
Total realized and unrealized gains and losses on investment in silver	(1.03)	(3.70)	(1.29)	(2.35)
Change in net assets from operations	(1.04)	(3.71)	(1.33)	(2.39)

Net asset value per Share at end of period	$14.38	$16.85	$14.38	$16.85

Weighted average number of Shares	18,747,826	18,940,217	18,453,114	18,653,846

Expense Ratio
Annualized Sponsor's Fee per Share (1)	0.30%	0.30%	0.30%	0.30%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Non-Annualized Total Return	(6.74)%	(18.04)%	(8.47)%	(12.42)%

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

The accompanying condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2015	December 31, 2014

Level 2
Investment in silver	$268,975	$293,873

There were no transfers between levels during the period ended September 30, 2015 or the year ended December 31, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2015 and December 31, 2014.

ETFS SILVER TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the nine months ended September 30, 2015 and for the year ended December 31, 2014 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2015	December 31, 2014
Ounces of silver
Opening balance	18,401,534.5	17,765,948.8
Creations	982,678.0	1,379,900.5
Redemptions	(983,223.4)	(689,042.6)
Transfers of silver to pay expenses	(40,951.0)	(55,272.2)
Closing balance	18,360,038.1	18,401,534.5

Investment in silver
Opening balance	$293,873	$346,436
Creations	15,498	27,119
Redemptions	(17,026)	(11,865)
Realized loss on silver distributed for the redemption of Shares	(2,116)	(1,584)
Transfers of silver to pay expenses	(660)	(1,068)
Realized loss on silver transferred to pay expenses	(135)	(11)
Change in unrealized loss on investment in silver	(20,459)	(65,154)
Closing balance	$268,975	$293,873

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

For the three months ended September 30, 2015 and 2014 the Sponsor’s Fee, net of fees waived by the Sponsor, was $209,204 and  $267,898, respectively.  For the nine months ended September 30, 2015 and 2014 the Sponsor’s Fee, net of fees waived by the Sponsor, was $650,950 and $817,445, respectively.

As a result of the waiver, fees waived for the three months ended September 30, 2015 and 2014 were $104,602 and $133,949, respectively. Fees waived for the nine months ended September 30, 2015 and 2014 were $325,475 and $408,723, respectively.

At September 30, 2015 and at December 31, 2014, the fees payable to the Sponsor were $66,686 and $75,911, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014.

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

The Quarter Ended September 30, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $283,772,724 at June 30, 2015 to $268,907,871 at September 30, 2015, a 5.24% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 6.69% from $15.70 at June 30, 2015 to $14.65 at September 30, 2015.

There was an increase in outstanding Shares, which rose from 18,400,000 Shares at June 30, 2015 to 18,700,000 Shares at September 30, 2015, a result of 400,000 Shares (4 Baskets) being created and 100,000 Shares (1 Basket) being redeemed during the quarter.

NAV per Share decreased 6.74% from $15.42 at June 30, 2015 to $14.38 at September 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $209,204 for the quarter, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $15.35 at July 1, 2015 was the highest during the quarter, compared with a low of $14.01 at August 27, 2015.

The decrease in net assets from operations for the quarter ended September 30, 2015 was $19,486,157, resulting from a realized loss of $55,127 on the transfer of silver to pay expenses, a realized loss of $443,008 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $18,778,818 and the Sponsor’s Fee of $209,204. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2015.

The Nine Month Period Ended September 30, 2015

The Trust’s NAV decreased  from $293,796,593 at December 31, 2014 to $268,907,871 at September 30, 2015, a 8.47% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 8.27% from $15.97 at December 31, 2014 to $14.65 at September 30, 2015.

There was no net movement in the outstanding Shares, which remained at 18,700,000 Shares at December 31, 2014 and September 30, 2015, a result of 1,000,000 Shares  (10 Baskets) being created and 1,000,000 Shares (10 Baskets) being redeemed during the period.

NAV per Share decreased 8.47% from $15.71 at December 31, 2014 to $14.38 at September 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $650,950 for the period, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $17.93 at January 23, 2015 was the highest during the period, compared with a low of $14.01 at August 27, 2015.

The decrease in net assets from operations for the period ended September 30, 2015 was $23,360,599, resulting from a realized loss of $135,309 on the transfer of silver to pay expenses, a realized loss of $2,116,002 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $20,458,338 and the Sponsor’s Fee of $650,950. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2015 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2015

4 Baskets were created.

1 Basket was redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
July 2015	-	-	-
August 2015	-	-	-
September 2015	1	100,000	0.982
	1	100,000	0.982

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: November 6, 2015	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.