Form 10-K
period 2015-12-31
ETFS SILVER TRUST
filed 2016-02-29
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2015 as reported by the NYSE Arca, Inc. on that date: $284,280,000.

As of February 24, 2016, ETFS Silver Trust has 18,100,000 ETFS Physical Silver Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $293,796,593 at December 31, 2014 to $248,058,734 at December 31, 2015, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 18,700,000 Shares at December 31, 2014 to 18,300,000 Shares outstanding at December 31, 2015.

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

Mining and Producer Sector

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers.

Banking Sector

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2015, at the end of 2014, government-held silver bullion stocks total 78 million ounces.

The Investment Sector

This sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of silver. Industrial applications comprise the largest use of silver. The jewelry and silverware sector is the second largest, followed by the photographic industry (although the latter has been declining over the past several years as a result of the spread of digital photography).

World Silver Supply and Demand 2005-2014 (million ounces)

The following table sets forth a summary of the world silver supply and demand for the period from 2005 to 2014 and is based on information reported by Thomson Reuters GFMS Ltd, the World Silver Survey 2015 and the Silver Institute.

(millions of ounces)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
Mine Production	640	643	667	683	716	751	755	789	835	878
Net Government Sales	66	79	43	31	16	44	12	7	8	-
Scrap	203	207	204	202	201	228	262	256	193	169
Net Hedging Supply	46	(12)	(24)	(9)	(17)	50	12	(47)	(35)	16
Total Supply	955	917	890	907	916	1,073	1,041	1,005	1,001	1,063

Demand
Jewelry	188	175	183	178	178	191	189	186	212	215
Coins & Bars	52	49	51	187	88	143	211	138	244	196
Silverware	68	62	60	58	53	52	47	44	59	61
Industrial Fabrication	639	647	659	654	542	645	628	595	598	595
Electrical & Electronics	230	242	263	272	227	301	291	267	266	264
Brazing Alloys & Solders	53	55	58	62	54	61	63	61	63	66
Photography	160	142	117	98	76	67	59	52	48	46
Photovoltaic	7	9	13	25	30	51	69	61	56	60
Other Industrial	189	199	209	198	155	166	147	155	165	159
ETF Inventory Build	-	127	55	101	157	130	(24)	55	2	1
Exchange Inventory Build	16	(9)	22	(7)	(15)	(7)	12	62	9	(9)
Total Demand	963	1,051	1,030	1,171	1,003	1,154	1,063	1,080	1,124	1,059
Source: GFMS Ltd, The Silver Institute

The following are some of the main characteristics of the silver market illustrated by the table:

Like gold, silver has also been used as a currency in the past. However, the main differences between gold and silver is that whilst 59% of gold is used for jewelry,  54% of silver of fabrication demand is for industrial uses.

New mine production accounts for approximately 83% of total silver supply. Recycled silver accounts for around 16% of total supply. Recycled silver totalled 169 million ounces in 2014, marking the second time recycling has fallen below 200 million ounces in 10 years. The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 76% of total demand in 2014. Photography has been taking a lower share of overall silver demand falling from 17% in 2005 to 4% in 2013, while all other industrial applications have remained in the range of 35% to 50% over the past 10 years. Jewelry and silverware have remained relatively constant at 220 to 270 million ounces per annum. Investment in coins and bars have grown four-fold in the past 10 years rising from 52 million ounces in 2005 to 246 million ounces in 2013. Coin and bar investment decreased by 20% in 2014.

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

The following chart illustrates the movements in the price of an ounce of silver in dollars from January 2006 to January 2016 and is based on information provided by Bloomberg:

Spot SilverPrice
US$/oz
60
50
40
30
20
10
0
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the US dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as a  store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44/oz, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the US dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011. In 2015 silver prices fell 11.6% driven by its correlation to gold.

Operation of the Silver Bullion Market

The global trade in silver Bullion consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The fourteen market-making members of the LBMA are: Barclays Bank plc, BNP Paribas SA, Citibank, Credit Suisse,  HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, JPMorgan Chase Bank, Morgan Stanley & Co. International Plc, The Bank of Nova Scotia-ScotiaMocatta, Société  Générale, Merrill Lynch International Bank Limited, Standard Chartered Bank,  Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. The main centers of the OTC market are London and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 60 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

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

Since August 15, 2014, CME Group, Inc. (“CME Group”) conducts an “equilibrium auction” once daily during London trading hours among LBMA-authorized participating silver bullion banks or market makers (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “London Silver Price” (RIC Code: “LDNXAG”). Many long-term contracts are priced on the basis of the London Silver Price, and market participants usually refer to this price when looking for a basis for valuations. The London Silver Price, determined according to the methodologies of CME Group and disseminated by Thompson Reuters, is the silver valuation replacement selected by the LBMA for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014.  The London Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

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

The London Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the equilibrium auction. The CME Group’s London Silver Price electronic auction methodology is similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the London Silver Price has several advantages over the previous London silver fix. The London Silver Price auction process is fully transparent in real time to the silver participants and, at the close of each equilibrium auction, to the general public. The London Silver Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the London Silver Price’s audit trail and active, real time surveillance of the auction process by the CME Group system administrator combined with silver participants’ agreement to abide by CME Group silver market rules and Thompson Reuters code of conduct add deterrents against manipulative and abusive conduct in establishing each day’s London Silver Price.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.45% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. The Sponsor has decided to waive a portion of the Sponsor’s Fee to reduce the Sponsor’s Fee to 0.30%. This fee waiver has been in existence since the Trust was formed. Presently, the Sponsor is continuing to waive a portion of its fee and reduce the Sponsor’s fee to 0.30%. In future, the Sponsor may continue its fee waiver, waive a larger or smaller portion of its fee or not renew its fee waiver. If, at any point in the future, the Sponsor does not continue its partial fee waiver, the full Sponsor’s Fee will accrue and be paid to the Sponsor for subsequent periods. The Sponsor is under no obligation to continue to waive all or part of the Sponsor’s Fee on an ongoing basis.

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

The Sponsor’s Fee,  net of waiver, for the year ended December 31, 2015 was $854,317  (December 31, 2014:  $1,055,956;  December 31, 2013: $1,308,257).

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2015.

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

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) generally is considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of silver to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the silver delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including silver bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any silver bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28% The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, high-income individuals and certain trusts and estates, are subject to a 3.8% Medicare contribution tax that is imposed on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in theShares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee or the appropriate broker will file certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not US persons in order to avoid the backup withholding tax.

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

Taxation in Jurisdictions other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction, of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

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

The London Silver Price may prove unreliable.

Since August 15, 2014, the Sponsor has utilized the London Silver Price as the benchmark price for valuing silver held, received or delivered by the Trust.  Prior to August 15, 2014, the Trust utilized the London silver fix as its benchmark for valuation purposes.  The London silver fix, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market members of the London Bullion Market Association at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.  The London Silver Price, and the mechanism for its establishment, have a limited operating history and may, among other things:

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act (“CEA”), as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2015 and 2014:

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$18.08	$15.25
June 30, 2015	$17.38	$15.45
September 30, 2015	$15.41	$13.94
December 31, 2015	$15.88	$13.43

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$21.69	$18.92
June 30, 2014	$20.80	$18.49
September 30, 2014	$21.12	$16.78
December 31, 2014	$17.26	$15.03

The number of outstanding Shares of the Trust as of February 24, 2016 was 18,100,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2015	$15.24	$13.94
September 2015	$14.93	$14.17
October 2015	$15.88	$14.27
November 2015	$15.14	$13.83
December 2015	$14.28	$13.43
January 2016	$13.23	$13.54

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 100,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2015 and 2014:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2015	600,000	0.984
February 2015	-	-
March 2015	200,000	0.983
April 2015	-	-
May 2015	100,000	0.983
June 2015	-	-
July 2015	-	-
August 2015	-	-
September 2015	100,000	0.982
October 2015	200,000	0.981
November 2015	-	-
December 2015	200,000	0.981
Total	1,400,000	0.983

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2014	-	-
February 2014	-	-
March 2014	-	-
April 2014	-	-
May 2014	-	-
June 2014	200,000	0.985
July 2014	-	-
August 2014	-	-
September 2014	-	-
October 2014	-	-
November 2014	200,000	0.984
December 2014	300,000	0.984
Total	700,000	0.984

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$248,122	$293,873	$346,436	$509,601	$524,563
Total (loss) / gain on silver	$(37,448)	$(66,749)	$(153,048)	$5,644	$79,432
Change in net assets from operations	$(38,302)	$(67,805)	$(154,356)	$3,936	$77,476
Weighted average number of Shares	18,462,192	18,748,219	18,464,658	18,425,410	18,526,027
Net (decrease) / increase in net assets per Share	$(2.07)	$(3.62)	$(8.36)	$0.21	$4.18
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

NAV per Share vs. Silver Fix from July 20, 2009 (the Date of Inception) to December 31, 2015

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
20/07/2009
20/07/2010
20/07/2011
20/07/2012
20/07/2013
20/07/2014
20/07/2015
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

Valuation of Silver

Silver is held by HSBC Bank Plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Since August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  As of the date of filing, the London Silver Price is established by the six LBMA-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the London Silver Price.  Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated as the difference between the fair value and cost of silver transferred.

(Amounts in 000's of US$)	December 31, 2015	December 31, 2014	December 31, 2013
Investment in silver - cost	346,742	359,027	346,436
Unrealized loss on investment in silver	(98,620)	(65,154)	-
Investment in silver - fair value	$248,122	$293,873	$346,436

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2015 and 2014, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Total loss on silver	$(37,448)	$(66,749)	$(153,048)
Net loss from operations	$(38,302)	$(67,805)	$(154,356)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2015

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

The Trust’s NAV decreased from $293,796,593 at December 31, 2014 to $248,058,734 at December 31, 2015, a 15.57% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 13.46% from $15.97 at December 31, 2014 to $13.82 at December 31, 2015 and a decrease in outstanding Shares, which fell from 18,700,000 Shares at December 31, 2014 to 18,300,000 Shares at December 31, 2015, a result of 1,000,000 Shares (10 Baskets) being created and 1,400,000 Shares (14 Baskets) being redeemed during the year.

NAV per Share decreased 13.69% from $15.71 at December 31, 2014 to $13.56 at December 31, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $854,317 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $17.93 at January 23, 2015 was the highest during the year, compared with a low of $13.45 at December 14, 2015.

The decrease in net assets from operations for the year ended December 31, 2015 was $38,302,743, resulting from a realized loss of $193,332 on the transfer of silver to pay expenses, a realized loss of $3,789,097 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $33,465,998 and Sponsor’s Fee, net of waiver, of $854,317. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2015.

The year ended December 31, 2014

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

There was no change in net assets arising from the change in accounting principle (Refer to Note 2.1 of the financial statements) as of January 1, 2014. The decrease in net assets from operations for the year ended December 31, 2014 was $67,805,009, resulting from a realized loss of $11,010 on the transfer of silver to pay expenses, a realized loss of $1,584,124 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $65,153,919 and Sponsor’s Fee, net of waiver, of $1,055,956. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

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

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Quarterly Income Statements

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$337	$326	$314	$304	$1,281
Less: Waiver of Sponsor's Fee (Note 2.7)	(112)	(109)	(104)	(102)	(427)
Total expenses	225	217	210	202	854

Net investment loss	(225)	(217)	(210)	(202)	(854)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(40)	(40)	(55)	(58)	(193)
Realized loss on silver distributed for the redemption of Shares	(1,380)	(293)	(443)	(1,673)	(3,789)
Change in unrealized gain / (loss) on investment in silver	14,111	(15,791)	(18,779)	(13,007)	(33,466)
Total gain / (loss) on silver	12,691	(16,124)	(19,277)	(14,738)	(37,448)

Change in net assets from operations	$12,466	$(16,341)	$(19,487)	$(14,940)	$(38,302)

Net increase / (decrease) in net assets per Share	$0.68	$(0.89)	$(1.04)	$(0.81)	$(2.07)

Weighted average number of Shares	18,348,889	18,258,242	18,747,826	18,489,130	18,462,192

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$402	$423	$402	$357	$1,584
Less: Waiver of Sponsor's Fee (Note 2.7)	(134)	(141)	(134)	(119)	(528)
Total expenses	268	282	268	238	1,056

Net investment loss	(268)	(282)	(268)	(238)	(1,056)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on silver transferred to pay expenses	7	5	9	(32)	(11)
Realized gain / (loss) on silver distributed for the redemption of Shares	-	-	262	(1,846)	(1,584)
Change in unrealized gain / (loss) on investment in silver	7,711	17,330	(70,497)	(19,698)	(65,154)
Total gain / (loss) on silver	7,718	17,335	(70,226)	(21,576)	(66,749)

Change in net assets from operations	$7,450	$17,053	$(70,494)	$(21,814)	$(67,805)

Net increase / (decrease) in net assets per Share	$0.41	$0.90	$(3.72)	$(1.15)	$(3.62)

Weighted average number of Shares	18,140,000	18,872,527	18,940,217	19,028,261	18,748,219

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-18 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs. There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2015.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Silver Trust

We have audited ETFS Silver Trust’s (the Trust) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Trust, including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York
February 29, 2016

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer are set out below:

Graham Tuckwell – President and Chief Executive Officer

Dr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US.  Assets under management in those companies are in excess of $16 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Dr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Dr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Dr. Tuckwell was awarded the Degree of Doctor of the University from Australia National University, Canberra, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey.   Mr. Foulds is a Chartered Accountant (FCA), having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

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

Security Ownership of Management

The following table sets forth as of December 31, 2015, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
The Bank of Nova Scotia 44 King Street West Scotia Plaza Toronto Ontario Canada, M5H 1H1	934,329	5.16%

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG and Deloitte & Touche LLP for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Audit fees - KPMG	$51,167	$-
Audit fees - Deloitte	-	55,913
Audit related fees - KPMG	7,500	-
Audit related fees - Deloitte	42,000	39,850
Total	$100,667	$95,763

Audit Fees are fees paid to KPMG and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156307 on July 21, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156307 on July 21, 2009

10.3	Novation Agreement, incorporated by reference to Exhibit 99.1 filed with Commission File No. 001-34412 on December 18, 2014

10.4	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.5	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*   In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

ETFS SILVER TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Silver Trust

We have audited the accompanying statement of assets and liabilities of ETFS Silver Trust (the Trust), including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of assets and liabilities, including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the years in the two-year period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013, were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on those financial statements and financial highlights.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Silver Trust as of December 31, 2015, the results of its operations, the changes in its net assets and the financial highlights for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Silver Trust

New York, New York

We have audited the accompanying statement of assets and liabilities of ETFS Silver Trust (the "Trust"), including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the two years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Silver Trust as of December 31, 2014, the results of its operations for the each of the two years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS SILVER TRUST

Statements of Assets and Liabilities
At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2015: $346,742; December 31, 2014: $359,027)	$248,122	$293,873
Total assets	248,122	293,873

LIABILITIES
Fees payable to Sponsor	63	76
Total liabilities	63	76

NET ASSETS (1)	$248,059	$293,797

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2015 were 18,300,000 and at December 31, 2014 were 18,700,000.  Net asset value per Share at December 31, 2015 was $13.56 and at December 31, 2014 was $15.71.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Schedules of Investments
At December 31, 2015 and 2014

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	17,953,851.0	$346,742	$248,122	100.03%
Total investment in silver	17,953,851.0	$346,742	$248,122	100.03%
Less liabilities			(63)	(0.03)%
Net assets			$248,059	100.00%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	18,401,534.5	$359,027	$293,873	100.03%
Total investment in silver	18,401,534.5	$359,027	$293,873	100.03%
Less liabilities			(76)	(0.03)%
Net assets			$293,797	100.00%

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Operations
For the years ended December 31, 2015, 2014 and 2013

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)	December 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,281	$1,584	$1,962
Less: Waiver of Sponsor's Fee (Note 2.7)	(427)	(528)	(654)
Total expenses	854	1,056	1,308

Net investment loss	(854)	(1,056)	(1,308)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(193)	(11)	(163)
Realized loss on silver distributed for the redemption of Shares	(3,789)	(1,584)	(8,241)
Change in unrealized loss on investment in silver	(33,466)	(65,154)	-
Realized loss on silver	-	-	(144,644)
Total loss on silver	(37,448)	(66,749)	(153,048)

Change in net assets from operations	$(38,302)	$(67,805)	$(154,356)

Net decrease in net assets per Share	$(2.07)	$(3.62)	$(8.36)

Weighted average number of Shares	18,462,192	18,748,219	18,464,658

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946.  Refer to Note 2.1 for additional information.

(2)Represents audited amounts prior to the adoption of provisions for an investment company for accounting purposes. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statement of Cash Flows
For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of silver	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of silver received for creation of Shares	$24,087

Value of silver distributed for redemption of Shares - at cost	$41,085

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(154,356)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease in investment in silver	163,165
Decrease in fees payable to Sponsor	(52)
Increase / (decrease) in redeemable Shares:
Creations	24,087
Redemptions	(32,844)
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of silver transferred to pay expenses	$1,360

(1)In accordance with Topic 946, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for years ended December 31, 2015 and 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2015 and 2014

	Year ended December 31, 2015 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	18,700,000	$293,797
Net investment loss		(854)
Realized loss on investment in silver		(3,982)
Change in unrealized loss on investment in silver		(33,466)
Creations	1,000,000	15,497
Redemptions	(1,400,000)	(22,933)
Closing balance at December 31, 2015	18,300,000	$248,059

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	18,000,000	$346,348
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(1,056)
Realized loss on investment in silver		(1,595)
Change in unrealized loss on investment in silver		(65,154)
Creations	1,400,000	27,119
Redemptions	(700,000)	(11,865)
Closing balance at December 31, 2014	18,700,000	$293,797

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS SILVER TRUST

Statement of Changes in Shareholders’ Deficit
For the year ended December 31, 2013

Year
Ended
December 31, 2013 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(41,879)
Net loss for the year	$(154,356)
Adjustment of redeemable Shares to redemption value	$196,235
Shareholders' deficit - closing balance	$-

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights
For the years ended December 31, 2015 and 2014

	Year	Year
	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$15.71	$19.24
Income from investment operations:
Net investment loss	(0.05)	(0.06)
Total realized and unrealized gains or losses on investment in silver	(2.10)	(3.47)
Change in net assets from operations	(2.15)	(3.53)

Net asset value per Share at end of year	$13.56	$15.71

Weighted average number of Shares	18,462,192	18,748,219

Expense ratio (2)	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%

Total return, at net asset value	(13.69)%	(18.35)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946 . Refer to Note 2.1 for additional information.

(2)	The Expense ratio is calculated net of the Sponsor’s voluntary fee waiver (refer to Note 2.7). Exclusive of the Sponsor’s voluntary fee waiver, the gross expense ratio is 0.45%.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in silver at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in silver at the lower of cost or fair value in accordance with ASC 330, Inventory.

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

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014 (the date of the adoption), the most significant aspects of which are as follows:

‘
1.

Presentation of the Statement of Operations for the year ended December 31, 2013 has been conformed to the current year accounting standards.  A Statement of Changes in Net Assets is required and has been presented for the years ended December 31, 2015 and 2014.

	2.	A Schedule of Investments is required and is presented as of December 31, 2015 and 2014.
	3.	Financial Highlights are required and is presented for the years ended December 31, 2015 and 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the years ended December 31, 2015 and 2014.  Since the adoption of the new accounting principle is prospective, the statement of cash flows for the year ended December 31, 2013 is still presented.

	5.	Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2015 and 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in silver	$346,436	$346,436	$-

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2015	December 31, 2014

Level 2
Investment in silver	$248,122	$293,873

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and as Net Assets as of December 31, 2015 and 2014. For the year ended December 31, 2013, the Trust recorded the redemption value, which represents the maximum obligation (based on NAV per Share) with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in Shares for the years ended December 31, 2015 and 2014 are presented in the Statement of Changes in Net Assets.  Changes in the Shares for the year ended December 31, 2013 are set out below:

Year
Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013
Number of Redeemable Shares
Opening balance	18,600,000
Creations	900,000
Redemptions	(1,500,000)
Closing balance	18,000,000

Redeemable Shares
Opening balance	$551,340
Creations	24,087
Redemptions	(32,844)
Adjustment to redemption value	(196,235)
Closing balance	$346,348

Redemption value per Share at December 31, 2013	$19.24

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

2.6  Investment in Silver

Changes in ounces of silver and the respective values for the years ended December 31, 2015 and 2014 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2015	December 31, 2014
Ounces of silver
Opening balance	18,401,534.5	17,765,948.8
Creations	982,678.0	1,379,900.5
Redemptions	(1,375,710.4)	(689,042.6)
Transfers of silver to pay expenses	(54,651.1)	(55,272.2)
Closing balance	17,953,851.0	18,401,534.5

Investment in silver
Opening balance	$293,873	$346,436
Creations	15,497	27,119
Redemptions	(22,933)	(11,865)
Realized (loss) / gain on silver distributed for the redemption of Shares	(3,789)	(1,584)
Transfers of silver to pay expenses	(867)	(1,068)
Realized (loss) / gain on silver transferred to pay expenses	(193)	(11)
Change in unrealized loss on investment in silver	(33,466)	(65,154)
Closing balance	$248,122	$293,873

ETFS SILVER TRUST

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

For the year ended December 31, 2015, the Sponsor’s Fee, net of waiver, was $854,317  (December 31, 2014: $1,055,956;  December 31, 2013: $1,308,257).

As a result of the waiver, fees waived for the year ending December 31, 2015 were $427,159  (December 31, 2014: $527,978;  December 31, 2013: $654,129).

At December 31, 2015, $63,486 was payable to the Sponsor (December 31, 2014: $75,911).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2015, 2014 and 2013.

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

Realized gains or losses result from the transfer of silver for Share redemptions and / or the payment of expenses and are recognized on a trade date basis and are determined as the difference between the fair value and cost of silver transferred.

2.8. Change of Independent Registered Public Accounting Firm

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs.  The predecessor independent registered public accounting firm’s reports on the Trust’s financial statements for each of the years ending December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the fiscal periods and through December 15, 2015, there were no disagreements between the Trust and the predecessor independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which such disagreements, if not resolved to the satisfaction of the predecessor independent registered public accounting firm, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such periods.

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

Hris Fou
ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: February 29, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.