Form 10-Q
period 2016-03-31
ETFS SILVER TRUST
filed 2016-05-06
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes ☐ No ☒

As of May 4, 2016, ETFS Silver Trust had 18,600,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2016: $347,191; December 31, 2015: $346,742)	$277,431	$248,122
Total assets	277,431	248,122

LIABILITIES
Fees payable to Sponsor	70	63
Total liabilities	70	63

NET ASSETS (1)	$277,361	$248,059

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2016 were 18,400,000 and at December 31, 2015 were 18,300,000.  Net asset values per Share at March 31, 2016 and December 31, 2015 were $15.07 and $13.56, respectively.

See Notes to the Financial Statements

ETFS SILVER TRUST

Schedules of Investments
At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	18,038,408.7	$347,191	$277,431	100.03%
Total investment in silver	18,038,408.7	$347,191	$277,431	100.03%
Less liabilities			(70)	(0.03)%
Net assets			$277,361	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	17,953,851.0	$346,742	$248,122	100.03%
Total investment in silver	17,953,851.0	$346,742	$248,122	100.03%
Less liabilities			(63)	(0.03)%
Net assets			$248,059	100.00%

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2016 and 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$297	$337
Less: Waiver of Sponsor's Fee (Note 2.7)	(99)	(112)
Total expenses	198	225

Net investment loss	(198)	(225)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(67)	(40)
Realized loss on silver distributed for the redemption of Shares	(779)	(1,380)
Change in unrealized gain on investment in silver	28,860	14,111
Total gain on investment in silver	28,014	12,691

Change in net assets from operations	$27,816	$12,466

Net increase in net assets per Share	$1.53	$0.68

Weighted average number of Shares	18,229,670	18,348,889

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2016 (Unaudited) and the year ended December 31, 2015

	Three Months Ended March 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	18,300,000	$248,059
Net investment loss		(198)
Realized loss on investment in silver		(846)
Change in unrealized gain on investment in silver		28,860
Creations	300,000	4,494
Redemptions	(200,000)	(3,008)
Closing balance at March 31, 2016	18,400,000	$277,361

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	18,700,000	$293,797
Net investment loss		(854)
Realized loss on investment in silver		(3,982)
Change in unrealized loss on investment in silver		(33,466)
Creations	1,000,000	15,497
Redemptions	(1,400,000)	(22,933)
Closing balance at December 31, 2015	18,300,000	$248,059

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2016 and 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$13.56	$15.71
Income from investment operations:
Net investment loss	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in silver	1.52	0.62
Change in net assets from operations	1.51	0.61

Net asset value per Share at end of period	$15.07	$16.32

Weighted average number of Shares	18,229,670	18,348,889

Expense ratio (1)(2)	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%

Total return, at net asset value	11.14%	3.88%

(1)The Annualized Sponsor's Fee per Share is calculated net of the waiver (refer to Note 2.7).  The Gross Annualized Sponsor's Fee per Share is 0.45%.

(2)Annualized for periods of less than one year.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC"), Financial Services—Investment Companies (“Topic 946”) and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Since August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “London Silver Price”).  The London Silver Price is established by the five London Bullion Market Association (“LBMA”) authorized bullion banks and market makers participating in the auction.  Prior to August 15, 2014, the Trust utilized the “London Fix” as its benchmark for valuation purposes. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

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

The investment in silver is classified as a level 2 asset, as the fair value of the Trust’s investment in silver is calculated based upon third party pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2016	December 31, 2015

Level 2
Investment in silver	$277,431	$248,122

There were no transfers between levels during the period ended March 31, 2016 or the year ended December 31, 2015.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets.  Changes in Shares are presented in the Statement of Changes in Net Assets.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2016 and December 31, 2015.

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the three months ended March 31, 2016 and for the year ended December 31, 2015 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2016	December 31, 2015
Ounces of silver
Opening balance	17,953,851.0	18,401,534.5
Creations	294,060.2	982,678.0
Redemptions	(196,102.3)	(1,375,710.4)
Transfers of silver to pay expenses	(13,400.2)	(54,651.1)
Closing balance	18,038,408.7	17,953,851.0

Investment in silver
Opening balance	$248,122	$293,873
Creations	4,494	15,497
Redemptions	(3,008)	(22,933)
Realized (loss) / gain on silver distributed for the redemption of Shares	(779)	(3,789)
Transfers of silver to pay expenses	(191)	(867)
Realized (loss) / gain on silver transferred to pay expenses	(67)	(193)
Change in unrealized gain / (loss) on investment in silver	28,860	(33,466)
Closing balance	$277,431	$248,122

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

For the three months ended March 31, 2016 and 2015 the Sponsor’s Fee, net of fees waived by the Sponsor, was $197,943 and $224,585, respectively.

As a result of the waiver, fees waived for the three months ended March 31, 2016 and 2015 were $98,972 and $112,293, respectively.

At March 31, 2016 and at December 31, 2015, the fees payable to the Sponsor were $69,899 and $63,486, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2016 and 2015

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the price established by the London Silver Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next London Silver Price, or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the silver sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains and losses result from the transfer of gold for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred.

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

The Quarter Ended March 31, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $248,058,734 at December 31, 2015 to $277,360,826 at March 31, 2016, an 11.81% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 11.29% from $13.82 at December 31, 2015 to $15.38 at March 31, 2016 and an increase in outstanding Shares, which rose from 18,300,000 Shares at December 31, 2015 to 18,400,000 Shares at March 31, 2016, a result of 300,000 Shares (3 Baskets) being created and 200,000 Shares (2 Basket) being redeemed during the quarter.

NAV per Share increased 11.14% from $13.56 at December 31, 2015 to $15.07 at March 31, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $197,943 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $15.62 at March 18, 2016 was the highest during the quarter, compared with a low of $13.32 at January 28, 2016.

Increase in net assets from operations for the quarter ended March 31, 2016 was $27,815,102, resulting from a change in unrealized gain on investment in silver of $28,859,420,  offset by a realized loss of $67,267 on the transfer of silver to pay expenses, a realized loss of $779,108 on silver distributed for the redemption of Shares, the Sponsor’s Fee of $197,943. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2016 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2016

3 Baskets were created.

2 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
January 2016	-	-	-
February 2016	2	200,000	0.980
March 2016	-	-	-
	2	200,000	0.980

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS SILVER TRUST

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ETFS SILVER TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: May 6, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.