Form 10-Q
period 2016-06-30
ETFS SILVER TRUST
filed 2016-08-05
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Yes ☐ No ☒

As of August 3, 2016, ETFS Silver Trust had 19,100,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2016: $355,290; December 31, 2015: $346,742)	$339,929	$248,122
Total assets	339,929	248,122

LIABILITIES
Fees payable to Sponsor	84	63
Total liabilities	84	63

NET ASSETS (1)	$339,845	$248,059

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2016 were 18,900,000 and at December 31, 2015 were 18,300,000.  Net asset values per Share at June 30, 2016 and December 31, 2015 were $17.98 and $13.56, respectively.

See Notes to the Financial Statements

ETFS SILVER TRUST

Schedules of Investments
At June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	18,514,641.0	$355,290	$339,929	100.02%
Total investment in silver	18,514,641.0	$355,290	$339,929	100.02%
Less liabilities			(84)	(0.02)%
Net assets			$339,845	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	17,953,851.0	$346,742	$248,122	100.03%
Total investment in silver	17,953,851.0	$346,742	$248,122	100.03%
Less liabilities			(63)	(0.03)%
Net assets			$248,059	100.00%

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Operations (Unaudited)
For the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$353	$326	$650	$663
Less: Waiver of Sponsor's Fee (Note 2.7)	(118)	(109)	(217)	(221)
Total expenses	235	217	433	442

Net investment loss	(235)	(217)	(433)	(442)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(41)	(40)	(108)	(80)
Realized loss on silver distributed for the redemption of Shares	-	(293)	(779)	(1,673)
Change in unrealized gain / (loss) on investment in silver	54,399	(15,791)	83,259	(1,680)
Total gain / (loss) on investment in silver	54,358	(16,124)	82,372	(3,433)

Change in net assets from operations	$54,123	$(16,341)	$81,939	$(3,875)

Net increase / (decrease) in net assets per Share	$2.90	$(0.89)	$4.44	$(0.21)

Weighted average number of Shares	18,685,714	18,258,242	18,457,692	18,303,315

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the six months ended June 30, 2016 (Unaudited) and the year ended December 31, 2015

	Six Months Ended June 30, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	18,300,000	$248,059
Net investment loss		(433)
Realized loss on investment in silver		(887)
Change in unrealized gain on investment in silver		83,259
Creations	800,000	12,856
Redemptions	(200,000)	(3,009)
Closing balance at June 30, 2016	18,900,000	$339,845

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	18,700,000	$293,797
Net investment loss		(854)
Realized loss on investment in silver		(3,982)
Change in unrealized loss on investment in silver		(33,466)
Creations	1,000,000	15,497
Redemptions	(1,400,000)	(22,933)
Closing balance at December 31, 2015	18,300,000	$248,059

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$15.07	$16.32	$13.56	$15.71
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in silver	2.92	(0.89)	4.44	(0.27)
Change in net assets from operations	2.91	(0.90)	4.42	(0.29)

Net asset value per Share at end of period	$17.98	$15.42	$17.98	$15.42

Weighted average number of Shares	18,685,714	18,258,242	18,457,692	18,303,315

Expense ratio (1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value (3)	19.31%	(5.51)%	32.60%	(1.85)%

(1)The Annualized Sponsor's Fee per Share is calculated net of the waiver (refer to Note 2.7).  The Gross Annualized Sponsor's Fee per Share is 0.45%.

(2)Annualized for periods of less than one year.

(3)Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 946, Financial Services—Investment Companies and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust at its London, England vaulting premises. Silver is recorded at fair value. The cost of silver is determined according to the average cost method and the fair value is based on the London Silver Price.  Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of silver transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2016	December 31, 2015

Level 2
Investment in silver	$339,929	$248,122

There were no transfers between levels during the period ended June 30, 2016 or the year ended December 31, 2015.

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

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2016 and December 31, 2015.

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the six months ended June 30, 2016 and for the year ended December 31, 2015 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2016	December 31, 2015
Ounces of silver
Opening balance	17,953,851.0	18,401,534.5
Creations	783,949.9	982,678.0
Redemptions	(196,102.3)	(1,375,710.4)
Transfers of silver to pay expenses	(27,057.6)	(54,651.1)
Closing balance	18,514,641.0	17,953,851.0

Investment in silver
Opening balance	$248,122	$293,873
Creations	12,856	15,497
Redemptions	(3,009)	(22,933)
Realized loss on silver distributed for the redemption of Shares	(779)	(3,789)
Transfers of silver to pay expenses	(412)	(867)
Realized loss on silver transferred to pay expenses	(108)	(193)
Change in unrealized gain / (loss) on investment in silver	83,259	(33,466)
Closing balance	$339,929	$248,122

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

For the three months ended June 30, 2016 and 2015 the Sponsor’s Fee, net of fees waived by the Sponsor, was $235,091 and $217,161, respectively. For the six months ended June 30, 2016 and 2015 the Sponsor’s Fee, net of fees waived by the Sponsor, was $433,034 and $441,746, respectively.

As a result of the waiver, Sponsor’s Fee waived for the three months ended June 30, 2016 and 2015 were $117,546 and $108,581,  and for the six months ended June 30, 2016 and 2015 were $216,517 and $220,873, respectively.

At June 30, 2016 and at December 31, 2015, the fees payable to the Sponsor were $83,704 and $63,486, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015.

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

Realized gains and losses result from the transfer of silver for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of silver transferred.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver and only in aggregations of 100,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Quarter Ended June 30, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $277,360,826 at March 31, 2016 to $339,845,104 at June 30, 2016, a 22.53% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 19.38% from $15.38 at March 31, 2016 to $18.36 at June 30, 2016 and an increase in outstanding Shares, which rose from 18,400,000 Shares at March 31, 2016 to 18,900,000 Shares at June 30, 2016, a result of 500,000 Shares (5 Baskets) being created during the quarter. No Shares were redeemed during the quarter.

NAV per Share increased 19.31% from $15.07 at March 31, 2016 to $17.98 at June 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $235,091 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

NAV per Share of $17.98 at June 30, 2016 was the highest during the quarter, compared with a low of $14.66 at April 4, 2016.

The increase in net assets from operations for the quarter ended June 30, 2016 was $54,122,829, resulting from a change in unrealized gain on investment in silver of $54,399,144, offset by a realized loss of $41,224 on the transfer of silver to pay expenses and the Sponsor’s Fee, net of waiver, of $235,091. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2016.

The Six Months Ended June 30, 2016

The Trust’s NAV increased  from $248,058,734 at December 31, 2015 to $339,845,104 at June 30, 2016, a 37.00% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 32.85% from $13.82 at December 31, 2015 to $18.36 at June 30, 2016 and an increase in outstanding Shares, which rose from 18,300,000 Shares at December 31, 2015 to 18,900,000 Shares at June 30, 2016, a result of 800,000 Shares (8 Baskets) being created and 200,000 Shares (2 Baskets) being redeemed during the period.

NAV per Share increased 32.60% from $13.56 at December 31, 2015 to $17.98 at June 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $433,034 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

NAV per Share of $17.98 at June 30, 2016 was the highest during the period, compared with a low of $13.32 at January 28, 2016.

The increase in net assets from operations for the period ended June 30, 2016 was $81,937,931, resulting from a change in unrealized gain on investment in silver of $83,258,564,  offset by a realized loss of $108,491 on the transfer of silver to pay expenses, a realized loss of $779,108 on silver distributed for the redemption of Shares and the Sponsor’s Fee, net of waiver, of $433,034. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2016 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2016

5 Baskets were created.

0 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
April 2016	-	-	-
May 2016	-	-	-
June 2016	-	-	-
	-	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: August 5, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.