Form 10-Q
period 2016-09-30
ETFS SILVER TRUST
filed 2016-11-04
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes ☐ No ☒

As of November 2, 2016, ETFS Silver Trust had 19,900,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2016: $370,441; December 31, 2015: $346,742)	$373,140	$248,122
Total assets	373,140	248,122

LIABILITIES
Fees payable to Sponsor	91	63
Total liabilities	91	63

NET ASSETS (1)	$373,049	$248,059

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2016 were 19,700,000 and at December 31, 2015 were 18,300,000.  Net asset values per Share at September 30, 2016 and December 31, 2015 were $18.94 and $13.56, respectively.

See Notes to the Financial Statements

ETFS SILVER TRUST

Schedules of Investments
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	19,283,739.4	$370,441	$373,140	100.02%
Total investment in silver	19,283,739.4	$370,441	$373,140	100.02%
Less liabilities			(91)	(0.02)%
Net assets			$373,049	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	17,953,851.0	$346,742	$248,122	100.03%
Total investment in silver	17,953,851.0	$346,742	$248,122	100.03%
Less liabilities			(63)	(0.03)%
Net assets			$248,059	100.00%

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Operations (Unaudited)
For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$411	$314	$1,061	$976
Less: Waiver of Sponsor's Fee (Note 2.7)	(137)	(104)	(354)	(325)
Total expenses	274	210	707	651

Net investment loss	(274)	(210)	(707)	(651)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(5)	(55)	(113)	(135)
Realized loss on silver distributed for the redemption of Shares	-	(443)	(779)	(2,116)
Change in unrealized gain / (loss) on investment in silver	18,061	(18,779)	101,320	(20,459)
Total gain / (loss) on investment in silver	18,056	(19,277)	100,428	(22,710)

Change in net assets from operations	$17,782	$(19,487)	$99,721	$(23,361)

Net increase / (decrease) in net assets per Share	$0.92	$(1.04)	$5.32	$(1.27)

Weighted average number of Shares	19,312,500	18,747,826	18,744,708	18,453,114

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2016 (Unaudited) and the year ended December 31, 2015

	Nine Months Ended September 30, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	18,300,000	$248,059
Net investment loss		(707)
Realized loss on investment in silver		(892)
Change in unrealized gain on investment in silver		101,320
Creations	1,600,000	28,278
Redemptions	(200,000)	(3,009)
Closing balance at September 30, 2016	19,700,000	$373,049

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	18,700,000	$293,797
Net investment loss		(854)
Realized loss on investment in silver		(3,982)
Change in unrealized loss on investment in silver		(33,466)
Creations	1,000,000	15,497
Redemptions	(1,400,000)	(22,933)
Closing balance at December 31, 2015	18,300,000	$248,059

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$17.98	$15.42	$13.56	$15.71
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.04)	(0.04)
Total realized and unrealized gains or losses on investment in silver	0.97	(1.03)	5.42	(1.29)
Change in net assets from operations	0.96	(1.04)	5.38	(1.33)

Net asset value per Share at end of period	$18.94	$14.38	$18.94	$14.38

Weighted average number of Shares	19,312,500	18,747,826	18,744,708	18,453,114

Expense ratio (1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value (3)	5.34%	(6.74)%	39.68%	(8.47)%

(1)The Expense Ratio is calculated net of the voluntary waiver (refer to Note 2.7).  The Gross Expense Ratio is 0.45%.

(2)Annualized for periods of less than one year.

(3)Total return is not annualized.

See Notes to the Financial Statements

ETFS SILVER TRUST

Notes to the Financial Statements

1. Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues ETFS Physical Silver Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets (effective August 11, 2016 the number of Shares in a block that constitutes a Basket for creations and redemptions in the Trust was reduced from 100,000 to 50,000). Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,  Financial Services—Investment Companies and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

2.2. Valuation of Silver

The Trust follows the provisions of ASC 820, Fair Value Measurements  (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust at its London, England vaulting premises. Silver is recorded at fair value. The cost of silver is determined according to the average cost method and the fair value is based on the LBMA Silver Price (defined in the Trust’s registration statement as the “London Silver Price”).  Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of silver transferred.

Once the value of silver has been determined, the Net Asset Value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the silver and all other assets held by the Trust.

The Trust recognizes changes in fair value of the investment in silver as changes in unrealized gains or losses on investment in silver through the Statement of Operations.

The per Share amount of silver exchanged for a purchase or redemption is calculated daily by the Trustee, using the LBMA Silver Price to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made, and represents the per Share amount of silver held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2016	December 31, 2015

Level 2
Investment in silver	$373,140	$248,122

There were no transfers between levels during the period ended September 30, 2016 or the year ended December 31, 2015.

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

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.4. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares.  Effective August 11, 2016 the number of Shares in a block that constitutes a Basket for creations and redemptions in the Trust was reduced from 100,000 to 50,000. Where Basket is used in this Form 10-Q it refers to a block of 50,000 Shares) The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Custodian or another silver bullion clearing bank to effect transactions in silver bullion. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2016 and December 31, 2015.

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the nine months ended September 30, 2016 and for the year ended December 31, 2015 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2016	December 31, 2015
Ounces of silver
Opening balance	17,953,851.0	18,401,534.5
Creations	1,567,152.5	982,678.0
Redemptions	(196,102.3)	(1,375,710.4)
Transfers of silver to pay expenses	(41,161.8)	(54,651.1)
Closing balance	19,283,739.4	17,953,851.0

Investment in silver
Opening balance	$248,122	$293,873
Creations	28,278	15,497
Redemptions	(3,009)	(22,933)
Realized loss on silver distributed for the redemption of Shares	(779)	(3,789)
Transfers of silver to pay expenses	(679)	(867)
Realized loss on silver transferred to pay expenses	(113)	(193)
Change in unrealized gain / (loss) on investment in silver	101,320	(33,466)
Closing balance	$373,140	$248,122

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.7. Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of silver to the Sponsor.

The Trust will transfer silver to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.45% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears. Presently, the Sponsor is continuing to voluntarily waive a portion of its fee and reduce the Sponsor’s Fee to 0.30% (which it has done since the Date of Inception).

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

For the three months ended September 30, 2016 and 2015 the Sponsor’s Fee, net of fees waived by the Sponsor, was $274,430 and $209,204, respectively. For the nine months ended September 30, 2016 and 2015 the Sponsor’s Fee, net of fees waived by the Sponsor, was $707,464 and $650,950, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended September 30, 2016 and 2015  was  $137,215 and $104,602,  and for the nine months ended September 30, 2016 and 2015 was $353,732 and $325,475,  respectively.

At September 30, 2016 and at December 31, 2015, the fees payable to the Sponsor were $91,478 and $63,486, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2016 and 2015.

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the price established by the LBMA Silver Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next LBMA Silver Price, or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the silver sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver and only in one or more Baskets (a Basket equals a block of 50,000 Shares.  Effective August 11, 2016 the number of Shares in a block that constitutes a Basket for creations and redemptions in the Trust was reduced from 100,000 to 50,000. Where Basket is used in this Form 10-Q it refers to a block of 50,000 Shares). A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s LBMA Silver Price (the daily price of an ounce of silver as set at approximately 12:00 noon London, England time by LBMA-authorized bullion banks or market makers in an electronic, over-the-counter auction conducted by CME Group, Inc. and disseminated by Thomson Reuters (defined in the Trust’s registration statement as the “London Silver Price”), or, if no LBMA Silver Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA Silver Price determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee.

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

The Quarter Ended September 30, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $339,845,104 at June 30, 2016 to $373,048,878 at September 30, 2016, a 9.77% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 5.39% from $18.36 at June 30, 2016 to $19.35 at September 30, 2016 and an increase in outstanding Shares, which rose from 18,900,000 Shares at June 30, 2016 to 19,700,000 Shares at September 30, 2016, a result of 800,000 Shares (16 Baskets) being created during the quarter. No Shares were redeemed during the quarter.

NAV per Share increased 5.34% from $17.98 at June 30, 2016 to $18.94 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $274,430 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

NAV per Share of $20.28 at August 2, 2016 was the highest during the quarter, compared with a low of $18.11 at August 25, 2016.

The increase in net assets from operations for the quarter ended September 30, 2016 was $17,782,451, resulting from a change in unrealized gain on investment in silver of $18,061,028, offset by a realized loss of $4,147 on the transfer of silver to pay expenses and the Sponsor’s Fee, net of waiver, of $274,430. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2016.

The Nine Months Ended September 30, 2016

The Trust’s NAV increased  from $248,058,734 at December 31, 2015 to $373,048,878 at September 30, 2016,  a 50.39% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 40.01% from $13.82 at December 31, 2015 to $19.35 at September 30, 2016 and an increase in outstanding Shares, which rose from 18,300,000 Shares at December 31, 2015 to 19,700,000 Shares at September 30, 2016, a result of 1,600,000 Shares (32 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the period.

NAV per Share increased 39.68% from $13.56 at December 31, 2015 to $18.94 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $707,464 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

NAV per Share of $20.28 at August 2, 2016 was the highest during the period, compared with a low of $13.32 at January 28, 2016.

The increase in net assets from operations for the period ended September 30, 2016 was $99,720,382, resulting from a change in unrealized gain on investment in silver of $101,319,592,  offset by a realized loss of $112,638 on the transfer of silver to pay expenses, a realized loss of $779,108 on silver distributed for the redemption of Shares and the Sponsor’s Fee, net of waiver, of $707,464. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2016 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2016

16 Baskets were created.

0 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
July 2016	-	-	-
August 2016	-	-	-
September 2016	-	-	-
	-	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: November 4, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.