Form 10-K
period 2016-12-31
ETFS SILVER TRUST
filed 2017-02-27
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34412

ETFS SILVER TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
405 Lexington Avenue
New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical Silver Shares	NYSE Arca

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

Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2016 as reported by the NYSE Arca, Inc. on that date: $347,949,000.

As of February 22, 2017, ETFS Silver Trust has 20,300,000 ETFS Physical Silver Shares outstanding.

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

F-1

PART I

Item 1. Business

The purpose of the ETFS Silver Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial deposit of silver was made in exchange for the issuance of 2 Baskets (a “Basket” consists of 50,000 Shares). The number of shares that constitutes a Basket for the purpose of creations and redemptions was reduced from 100,000 Shares to 50,000 Shares effective on August 11, 2016.

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is HSBC Bank plc (the “Custodian”).

The Trust’s Shares at redeemable value increased from $248,058,734 at December 31, 2015 to $311,266,689 at December 31, 2016, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 18,300,000 Shares at December 31, 2015 to 19,600,000 Shares outstanding at December 31, 2016.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

In this annual report, the term “ounces” refers to troy ounces,

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in World Silver Survey 2016, at the end of 2015, government-held silver bullion stocks total 89 million ounces.

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

The following table sets forth a summary of the world silver supply and demand for the period from 2006 to 2015 and us based on information reported by the World Silver Survey.

(millions of ounces)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Supply
Mine Production	643	668	685	717	723	758	791	824	868	887
Net Government Sales	79	43	31	16	44	12	7	8	-	-
Scrap	207	204	202	201	228	262	256	192	168	146
Net Hedging Supply	(12)	(24)	(9)	(17)	50	12	(47)	(35)	17	8
Total Supply	917	890	909	917	1,045	1,043	1,007	989	1,053	1,041

Demand
Jewelry	175	182	178	177	190	188	185	218	224	227
Coins & Bars	51	56	192	92	144	201	161	242	236	292
Silverware	62	60	58	53	52	47	44	59	61	63
Industrial Fabrication	649	661	657	543	650	676	615	619	611	589
Electrical & Electronics	242	263	272	227	301	291	267	266	263	247
Brazing Alloys & Solders	55	58	62	54	61	63	61	63	66	61
Photography	142	117	98	76	68	61	54	51	49	47
Photovoltaic	-	-	-	-	-	76	63	63	63	78
Ethylene Oxide	7	8	7	5	9	6	5	8	5	10
Other Industrial	203	215	218	180	212	179	166	169	165	146
ETP Inventory Build	127	55	101	157	130	(24)	55	3	2	(18)
Exchange Inventory Build	(9)	22	(7)	(15)	(7)	12	62	9	(9)	-
Total Demand	1,054	1,036	1,179	1,006	1,158	1,101	1,122	1,149	1,125	1,153

Net Balance	(137)	(146)	(271)	(89)	(113)	(58)	(116)	(160)	(71)	(112)

Source: World Silver Survey 2016

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that whilst 53% of gold is used for jewelry, 51% of silver fabrication demand is for industrial uses.

New mine production accounts for approximately 85% of total silver supply. Recycled silver accounts for around 14% of total supply in 2015, down 25% in 2012 as declining prices discouraged scrap selling. Government sales have not contributed to supply in the past two years and net hedging made less than 1% contribution to total supply in 2015. Industrial applications and jewelry demand accounted for over 70% of total demand in 2015. Photography has been taking a lower share of overall silver demand falling from 13% in 2006 to 4% in 2015, while all other industrial applications have remained in the range of 47% to 56% over the past 10 years. Jewelry and silverware have remained relatively constant at 220 to 290 million ounces per annum. Investment in coins and bars have grown four-fold in the past 10 years rising from 51 million ounces in 2006 to 292 million ounces in 2015.

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

The following chart illustrates the movements in the price of an ounce of silver in dollars from January 2007 to January 2017 and is based on information provided by Bloomberg:

$60
$50
$40
$30
$20
$10
$-
US$/oz
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Spot Silver Price

Source: Bloomberg, ETF Securities. Chart data from 01/01/07 to 01/31/17.

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the US Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as a  store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44/oz, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the US Dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011. In 2016 silver prices rose 14.9% driven by its correlation to gold.

Operation of the Silver Bullion Market

The global trade in silver bullion consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The thirteen market-making members of the LBMA are: BNP Paribas SA, Citibank N.A. (through its London Branch), HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia-ScotiaMocatta, Société Générale, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank,  Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 60 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

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

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this prospectus from time to time as “Silver Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A Silver Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. A Silver Good Delivery Bar must contain between 750 troy ounces and 1,100 troy ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A Silver Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a Silver Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

Since August 15, 2014, CME Group, Inc. (“CME Group”) conducts an “equilibrium auction” once daily during London trading hours among LBMA-authorized participating silver bullion banks or market makers (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “LBMA Silver Price” (RIC Code: “LDNXAG”). Many long-term contracts are priced on the basis of the LBMA Silver Price, and market participants usually refer to this price when looking for a basis for valuations. The LBMA Silver Price, determined according to the methodologies of CME Group and disseminated by Thomson Reuters, is the silver valuation replacement selected by the LBMA for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014.  The LBMA Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

CME Group has established an electronic, over-the-counter, auction market for silver participants that determines the LBMA Silver Price over one or more auction rounds that begin at 12:00 noon London time each London business day. The LBMA Silver Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of Silver Good Delivery Bars that will clear the maximum amount of bids and offers for silver entered by order-submitting silver participants each day. There are seven silver participants who are authorized to submit orders on the CME Group electronic system:  HSBC Bank USA, N.A. (through its London branch), JPMorgan Chase Bank, The Bank of Nova Scotia‑ScotiaMocatta, the Toronto Dominion Bank, China Construction Bank, Morgan Stanley and UBS AG. As the CME Group electronic silver auction market develops, CME Group expects to admit additional silver participants to the order submission process.  Once the LBMA Silver Price, which is calculated in US Dollars, is established, Thomson Reuters disseminates that day’s LBMA Silver Price to the markets and other market data providers such as Bloomberg via the Thomson Reuters Eikon and Elektron systems.

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

At the end of the auction round, the CME Group system evaluates the equilibrium of the bid and offer orders submitted. If bid and offer orders indicate an imbalance outside of acceptable tolerances established for the CME Group system (e.g., too many purchase orders submitted compared to sell orders or vice versa), a CME Group system algorithm calculates a new auction round price principally based on the volume weighting of bid and offer orders submitted in the immediately completed auction round. For instance, if the order imbalance indicates that purchase orders (bids) outweigh sales orders (offers) then the new auction round price will be increased over that used in the prior auction round. Likewise, the new auction round price will be decreased from the prior round’s price if offers outweigh bids. To clear the imbalance, the CME Group system then issues another notice of auction round to silver participants at the newly calculated price. During this next 30 second auction round, silver participants again submit orders, and after it ends, the CME system evaluates for order imbalances. If order imbalances persist, a new auction price is calculated and a further auction round will occur. This auction round process continues until an equilibrium within specified tolerances is determined to exist. Once the CME Group system determines that orders are in equilibrium within system tolerances, the auction process ends and the equilibrium auction round price becomes the LBMA Silver Price.

The LBMA Silver Price becomes publicly available electronically via Thomson Reuters instantly after the conclusion of the equilibrium auction. The CME Group system also simultaneously matches bid and offer orders from the equilibrium auction for bilateral settlement among the silver participants. Orders reflecting any imbalance between bids and offers that are within the CME Group system tolerances are then allocated to the first tier participants for settlement.

With effect from May 16, 2016, the CME Group implemented changes to the methodology used to establish the LBMA Silver Price which are as follows:

•

Introducing a blind auction: Only prices will be visible during each round; the aggregate bid and offer volumes will no longer be disclosed during each auction round. Once each auction round has ended, aggregate buy and sell volumes will be publicly available.

•

Allocating the imbalance amount in the auction among participants: The LBMA Silver Price is established when the auction is determined as balanced, (i.e., at the end of a round, the total of buy and sell orders are within a predefined threshold). In the event that there is an imbalance when the auction is complete, the amount required to balance the buy and sell orders (i.e., the imbalance amount) will be shared equally among all registered participants of the auction, even if a participant has not placed an order in the auction for that day.

•

Increasing the imbalance tolerance: In exceptional circumstances, CME Group as the calculation agent can increase the imbalance threshold during an auction, within an approved range, to establish the LBMA Silver Price and settle the auction.

The LBMA Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the equilibrium auction. The CME Group’s LBMA Silver Price electronic auction methodology is similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA Silver Price has several advantages over the previous London silver fix. The LBMA Silver Price auction process is fully transparent in real time to the silver participants and, at the close of each equilibrium auction, to the general public. The LBMA Silver Price auction process is also fully auditable by third parties since an audit trail exists from the time of each notice of an auction round. Moreover, the LBMA Silver Price’s audit trail and active, real time surveillance of the auction process by the CME Group system administrator combined with silver participants’ agreement to abide by CME Group silver market rules and Thomson Reuters code of conduct add deterrents against manipulative and abusive conduct in establishing each day’s LBMA Silver Price.

With effect from August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the LBMA Silver Price will fairly represent the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in the Trust Agreement) as of any day will be the LBMA Silver Price for such day.

Futures Exchanges

The most significant silver futures exchanges are the Commodity Exchange, Inc (“COMEX”), a designated contract market with the CME Group, and the TOCOM. Future exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Future contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

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

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels: internal and external governmental supervision. The internal is performed through self-regulation and consists of regular monitoring of the following: the open-outcry process to ensure that it is conducted in conformance with all exchange rules; the financial condition of all exchange member firms to ensure that they continuously meet financial commitments; and the positions of commercial and non-commercial customers to ensure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and monitors their enforcement.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of silver bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London bullion markets. While the Shares will trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global silver market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Silver and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (“Evaluation Time”), the Trustee evaluates the silver held by the Trust and determine both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s “LBMA Silver Price” (the daily price of an ounce of silver determined by an electronic, over-the-counter auction that starts at 12:00 noon London, England time in which LBMA-authorized bullion banks or market makers participate), or, if no LBMA Silver Price is made on such day, the next most recent LBMA Silver Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Silver Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Silver Bullion Market–The London Bullion Market” for a description of the LBMA Silver Price.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.45% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. The Sponsor has decided to waive a portion of the Sponsor’s Fee to reduce the Sponsor’s Fee to 0.30%. This fee waiver has been in existence since the Trust was formed. Presently, the Sponsor is continuing to waive a portion of its fee and reduce the Sponsor’s fee to 0.30%. In the future, the Sponsor may continue its fee waiver, waive a larger or smaller portion of its fee or not renew its fee waiver. If, at any point in the future, the Sponsor does not continue its partial fee waiver, the full Sponsor’s Fee will accrue and be paid to the Sponsor for subsequent periods. The Sponsor is under no obligation to continue to waive all or part of the Sponsor’s Fee on an ongoing basis.

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

The Sponsor’s Fee,  net of waiver, for the year ended December 31, 2016 was $957,096  (December 31, 2015:  $854,317;  December 31, 2014: $1,055,956).

Deposit of Silver; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of silver represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

All silver bullion deposited with the Custodian must be of at least a minimum fineness (or purity) of 999.0 parts per 1,000 and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

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

On any business day, an Authorized Participant may place an order with the Trustee to purchase one or more Baskets. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A purchase order so received is effective on the date it is received in satisfactory form by the Trustee. By placing a purchase order, an Authorized Participant agrees to deposit silver with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order (as explained under “Creation and Redemption Transaction Fee” below).

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian’s Role

The Custodian is responsible for safekeeping of the Trust’s silver deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting sub-custodians, if any. The Custodian facilitates the transfer of silver in and out of the Trust through the unallocated silver accounts it will maintain for each Authorized Participant and the unallocated and allocated silver accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises the Trust’s allocated silver. The Custodian is responsible for allocating specific bars of silver bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the silver transfers in and out of the Trust’s unallocated and allocated silver accounts and identifying the silver bars held in the Trust’s allocated silver account.

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2016.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 50,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States for US federal income tax purposes ;

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

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying silver for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851. We note that in recent administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a  US person in order to avoid the backup withholding tax.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax Qualified Account”) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or Tax Qualified Account to the IRA owner or Tax Qualified Account participant, or if any precious metal is received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code section 408(m).

Item 1A. Risk Factors

Shareholders should consider carefully the risks described below before making an investment decision. Shareholders should also refer to the other information included in the prospectus and this report, including the Trust’s financial statements and the related notes.

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

•

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

The Shares may trade at a price which is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the NYSE Arca, London and COMEX.

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

The LBMA Silver Price may prove unreliable.

Since August 15, 2014, the Sponsor has utilized the LBMA Silver Price as the benchmark price for valuing silver held, received or delivered by the Trust.  Prior to August 15, 2014, the Trust utilized the London silver fix as its benchmark for valuation purposes.  The London silver fix, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market members of the London Bullion Market Association at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.  The LBMA Silver Price, and the mechanism for its establishment, have a limited operating history and may, among other things:

•	not behave over time like the London Fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London Fix;
•	result in delays or errors in the determination of a daily benchmark price of silver;
•	not be as widely accepted as the London silver fix; or
•	otherwise prove unreliable.

If the LBMA Silver Price is unreliable for any reason, the price of silver and the market price for the Shares may decline or be subject to greater volatility.

Regulatory activity or lawsuits with respect to the historical methods of setting the prices of gold, silver, platinum and palladium, which were used prior to the adoption of the LBMA PM Gold Price in March 2015, the LBMA Silver Price in August 2014 and the LME PM Fix in December 2014, may impact market confidence in the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix.

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last two years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals).

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

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the Exchange withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (“CEA”), as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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

The amount of silver represented by each Share will decrease over the life of the Trust due to the recurring deliveries of silver necessary to pay the Sponsor’s Fee in-kind and potential sales of silver to pay in cash the Trust expenses not assumed by the Sponsor.  Without increases in the prices of silver sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

The amount of silver represented by each Share decreases each day by the Sponsor’s Fee.  In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust, in exceptional cases certain Trust expenses may need to be paid by the Trust.  Because the Trust does not have any income, it must either make payments in-kind by deliveries of silver (as is the case with the Sponsor’s Fee) or it must sell silver to obtain cash (as in the case of any exceptional expenses).  The result of these sales of silver and recurring deliveries of silver to pay the Sponsor’s Fee in-kind is a decrease in the amount of silver represented by each Share.  New deposits of silver, received in exchange for new Baskets issued by the Trust, will not reverse this trend.

A decrease in the amount of silver represented by each Share results in a decrease in each Share’s price even if the price of silver does not change.  To retain the Share’s original price, the price of silver must increase.  Without that increase, the lesser amount of silver represented by the Share will have a correspondingly lower price.  If this increase does not occur, or is not sufficient to counter the lesser amount of silver represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of silver, and will result in a more rapid decrease of the amount of silver represented by each Share and corresponding decrease in its value.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or wilful default in the performance of its duties. Any such liability is further limited to the market value of the silver lost or damaged at the time such negligence, fraud or wilful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or wilful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or wilful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder under English law is limited. Furthermore, under English common law, the Custodian or any subcustodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, wilful misconduct or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2016 and 2015

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$15.62	$13.54
June 30, 2016	$18.41	$14.64
September 30, 2016	$20.18	$18.16
December 31, 2016	$18.41	$15.38

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$18.08	$15.25
June 30, 2015	$17.38	$15.45
September 30, 2015	$15.41	$13.94
December 31, 2015	$15.88	$13.43

The number of outstanding Shares of the Trust as of February 22, 2017 was 20,300,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2016	$20.18	$18.16
September 2016	$19.63	$18.40
October 2016	$18.41	$16.95
November 2016	$18.12	$16.00
December 2016	$16.75	$15.38
January 2017	$17.18	$15.94

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2016 and 2015:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2016	-	-
February 2016	200,000	0.980
March 2016	-	-
April 2016	-	-
May 2016	-	-
June 2016	-	-
July 2016	-	-
August 2016	-	-
September 2016	-	-
October 2016	-	-
November 2016	250,000	0.978
December 2016	250,000	0.978
Total	700,000	0.979

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2015	600,000	0.984
February 2015	-	-
March 2015	200,000	0.983
April 2015	-	-
May 2015	100,000	0.983
June 2015	-	-
July 2015	-	-
August 2015	-	-
September 2015	100,000	0.982
October 2015	200,000	0.981
November 2015	-	-
December 2015	200,000	0.981
Total	1,400,000	0.983

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$311,346	$248,122	$293,873	$346,436	$509,601
Total gain / (loss) on silver	$40,311	$(37,448)	$(66,749)	$(153,048)	$5,644
Change in net assets from operations	$39,354	$(38,302)	$(67,805)	$(154,356)	$3,936
Weighted average number of Shares	18,986,339	18,462,192	18,748,219	18,464,658	18,425,410
Net increase / (decrease) in net assets per Share	$2.07	$(2.07)	$(3.62)	$(8.36)	$0.21
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for silver, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”).

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

NAV per Share vs. Silver Fix from July 20, 2009 (the Date of Inception) to December 31, 2016

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
20/07/2009
20/07/2010
20/07/2011
20/07/2012
20/07/2013
20/07/2014
20/07/2015
20/07/2016
LBMA Silver Price
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

Valuation of Silver

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Since August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “LBMA Silver Price”).  As of the date of filing, the LBMA Silver Price is established by the seven LBMA-authorized bullion banks and market makers participating in the auction.  The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.  Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated as the difference between the fair value and cost of silver transferred.

(Amounts in 000's of US$)	December 31, 2016	December 31, 2015	December 31, 2014
Investment in silver - cost	367,554	346,742	359,027
Unrealized loss on investment in silver	(56,208)	(98,620)	(65,154)
Investment in silver - fair value	$311,346	$248,122	$293,873

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2016 and 2015, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$)
Total gain / (loss) on silver	$40,311	$(37,448)	$(66,749)
Net gain / (loss) from operations	$39,354	$(38,302)	$(67,805)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2016

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $248,058,734 at December 31, 2015 to $311,266,689 at December 31, 2016, a 25.48% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 17.51% from $13.82 at December 31, 2015 to $16.24 at December 31, 2016 and an increase in outstanding Shares, which rose from 18,300,000 Shares at December 31, 2015 to 19,600,000 Shares at December 31, 2016, a result of 2,000,000 Shares (40 Baskets) being created and 700,000 Shares (14 Baskets) being redeemed during the year.

NAV per Share increased 17.11% from $13.56 at December 31, 2015 to $15.88 at December 31, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $957,096 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $20.28 at August 2, 2016 was the highest during the year, compared with a low of $13.32 at January 28, 2016.

The increase in net assets from operations for the year ended December 31, 2016 was $39,353,707, resulting from a change in unrealized gain on investment in silver of $42,411,681 offset by a realized loss of $127,424 on the transfer of silver to pay expenses, a realized loss of $1,973,454 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $957,096. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2016.

The year ended December 31, 2015

The Trust’s NAV decreased from $293,796,593 at December 31, 2014 to $248,058,734 at December 31, 2015, a 15.57% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 13.46% from $15.97 at December 31, 2014 to $13.82 at December 31, 2015 and a decrease in outstanding Shares, which fell from 18,700,000 Shares at December 31, 2014 to 18,300,000 Shares at December 31, 2015, a result of 1,000,000 Shares (20 Baskets) being created and 1,400,000 Shares (28 Baskets) being redeemed during the year. (For comparability with year ended December 31, 2016 information, a Basket represents 50,000 Shares).

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

The decrease in net assets from operations for the year ended December 31, 2015 was $38,302,743, resulting from a realized loss of $193,332 on the transfer of silver to pay expenses, a realized loss of $3,789,097 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $33,465,998 and the Sponsor’s Fee, net of waiver, of $854,317. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2015.

The year ended December 31, 2014

The Trust’s NAV decreased from $346,347,607 at December 31, 2013 to $293,796,593 at December 31, 2014, a 15.17% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 18.10% from $19.50 at December 31, 2013 to $15.97 at December 31, 2014.

There was an increase in outstanding Shares, which rose from 18,000,000 Shares at December 31, 2013 to 18,700,000 Shares at December 31, 2014, a result of 1,400,000 Shares (28 Baskets) being created and 700,000 Shares (14 Baskets) being redeemed during the year.  (For comparability with year ended December 31, 2016 information, a Basket represents 50,000 Shares).

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

The decrease in net assets from operations for the year ended December 31, 2014 was $67,805,009, resulting from a realized loss of $11,010 on the transfer of silver to pay expenses, a realized loss of $1,584,124 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $65,153,919 and the Sponsor’s Fee, net of waiver, of $1,055,956. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data - unaudited

Quarterly Income Statements

Year ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$297	$353	$411	$375	$1,436
Less: Waiver of Sponsor's Fee (Note 2.7)	(99)	(118)	(137)	(125)	(479)
Total expenses	198	235	274	250	957

Net investment loss	(198)	(235)	(274)	(250)	(957)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(67)	(41)	(5)	(14)	(127)
Realized loss on silver distributed for the redemption of Shares	(779)	-	-	(1,195)	(1,974)
Change in unrealized gain / (loss) on investment in silver	28,860	54,399	18,061	(58,908)	42,412
Total gain / (loss) on silver	28,014	54,358	18,056	(60,117)	40,311

Change in net assets from operations	$27,816	$54,123	$17,782	$(60,367)	$39,354

Net increase / (decrease)in net assets per Share	$1.53	$2.90	$0.92	$(3.06)	$2.07

Weighted average number of Shares	18,229,670	18,685,714	19,312,500	19,705,978	18,986,339

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$337	$326	$314	$304	$1,281
Less: Waiver of Sponsor's Fee (Note 2.7)	(112)	(109)	(104)	(102)	(427)
Total expenses	225	217	210	202	854

Net investment loss	(225)	(217)	(210)	(202)	(854)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(40)	(40)	(55)	(58)	(193)
Realized loss on silver distributed for the redemption of Shares	(1,380)	(293)	(443)	(1,673)	(3,789)
Change in unrealized gain / (loss) on investment in silver	14,111	(15,791)	(18,779)	(13,007)	(33,466)
Total gain / (loss) on silver	12,691	(16,124)	(19,277)	(14,738)	(37,448)

Change in net assets from operations	$12,466	$(16,341)	$(19,487)	$(14,940)	$(38,302)

Net increase / (decrease)in net assets per Share	$0.68	$(0.89)	$(1.04)	$(0.81)	$(2.07)

Weighted average number of Shares	18,348,889	18,258,242	18,747,826	18,489,130	18,462,192

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-15 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Silver Trust

We have audited ETFS Silver Trust’s (the Trust) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial highlights.

/s/ KPMG LLP

New York, New York
February 24,  2017

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG and Deloitte & Touche LLP for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Audit fees - KPMG	$57,000	$51,167
Audit fees - Deloitte	-	-
Audit related fees - KPMG	8,000	7,500
Audit related fees - Deloitte	4,000	42,000
Total	$69,000	$100,667

Audit Fees are fees paid by the Sponsor to KPMG and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP and Deloitte & Touche LLP. Such determinations are made by the Sponsor.

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

ETFS SILVER TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Silver Trust

We have audited the accompanying statements of assets and liabilities of ETFS Silver Trust (the Trust), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The statement of operations and the financial highlights for the year ended December 31, 2014 were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on that financial statement and those financial highlights.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Silver Trust as of December 31, 2016 and 2015, the results of its operations, changes in its net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 24,  2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders

ETFS Silver Trust

We have audited the statement of operations, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the results of ETFS Silver Trust’s operations, the changes in its net assets and the financial highlights for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, the Trust has changed its method of accounting for investment in bullion and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS SILVER TRUST

Statements of Assets and Liabilities
At December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2016: $367,554; December 31, 2015: $346,742)	$311,346	$248,122
Total assets	311,346	248,122

LIABILITIES
Fees payable to Sponsor	79	63
Total liabilities	79	63

NET ASSETS (1)	$311,267	$248,059

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2016 were 19,600,000 and at December 31, 2015 were 18,300,000.  Net asset value per Share at December 31, 2016 was $15.88 and at December 31, 2015 was $13.56.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Schedules of Investments
At December 31, 2016 and 2015

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	19,171,529.7	$367,554	$311,346	100.03%
Total investment in silver	19,171,529.7	$367,554	$311,346	100.03%
Less liabilities			(79)	(0.03)%
Net assets			$311,267	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	17,953,851.0	$346,742	$248,122	100.03%
Total investment in silver	17,953,851.0	$346,742	$248,122	100.03%
Less liabilities			(63)	(0.03)%
Net assets			$248,059	100.00%

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Operations
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,436	$1,281	$1,584
Less: Waiver of Sponsor's Fee (Note 2.7)	(479)	(427)	(528)
Total expenses	957	854	1,056

Net investment loss	(957)	(854)	(1,056)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(127)	(193)	(11)
Realized loss on silver distributed for the redemption of Shares	(1,974)	(3,789)	(1,584)
Change in unrealized gain / (loss) on investment in silver	42,412	(33,466)	(65,154)
Total gain / (loss) on silver	40,311	(37,448)	(66,749)

Change in net assets from operations	$39,354	$(38,302)	$(67,805)

Net increase / (decrease) in net assets per Share	$2.07	$(2.07)	$(3.62)

Weighted average number of Shares	18,986,339	18,462,192	18,748,219

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2016 and 2015

	Year ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	18,300,000	$248,059
Net investment loss		(957)
Realized loss on investment in silver		(2,101)
Change in unrealized gain on investment in silver		42,412
Creations	2,000,000	35,054
Redemptions	(700,000)	(11,200)
Closing balance at December 31, 2016	19,600,000	$311,267

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	18,700,000	$293,797
Net investment loss		(854)
Realized loss on investment in silver		(3,982)
Change in unrealized loss on investment in silver		(33,466)
Creations	1,000,000	15,497
Redemptions	(1,400,000)	(22,933)
Closing balance at December 31, 2015	18,300,000	$248,059

See Notes to the Financial Statements.

ETFS SILVER TRUST

Financial Highlights
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$13.56	$15.71	$19.24
Income from investment operations:
Net investment loss	(0.05)	(0.05)	(0.06)
Total realized and unrealized gains or losses on investment in silver	2.37	(2.10)	(3.47)
Change in net assets from operations	2.32	(2.15)	(3.53)

Net asset value per Share at end of year	$15.88	$13.56	$15.71

Weighted average number of Shares	18,986,339	18,462,192	18,748,219

Expense ratio (1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value	17.11%	(13.69)%	(18.35)%

(1)The Expense ratio is calculated net of the Sponsor’s voluntary fee waiver (refer to Note 2.7).  Exclusive of the Sponsor’s voluntary fee waiver, the gross expense ratio is 0.45% for the years ending December 31, 2016, 2015, and 2014.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Notes to the Financial Statements

1. Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues ETFS Physical Silver Shares (the “Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company that is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

2.1. Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,  Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

2.2. Valuation of Silver

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures  (“ASC 820”). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Since August 15, 2014, CME Group, Inc. has been conducting an electronic, over-the-counter silver bullion auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “LBMA Silver Price”).  The LBMA Silver Price is established by the five London Bullion Market Association (“LBMA”) authorized bullion banks and market makers participating in the auction.  Prior to August 15, 2014, the Trust utilized the “London Fix” as its benchmark for valuation purposes. The London Fix for silver, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market making members of the LBMA at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2016	December 31, 2015

Level 2
Investment in silver	$311,346	$248,122

There were no re-allocations or transfers between levels during the years ended December 31, 2016 or 2015.

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

ETFS SILVER TRUST

2. Significant Accounting Policies (continued)

2.4. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor and (4) has established an Authorized Participant Unallocated Account with the Custodian or another silver bullion clearing bank to effect transactions in silver bullion. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian by an Authorized Participant.

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

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s fee in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

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

The Trust has adopted FASB ASC 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740-10 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740-10. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6  Investment in Silver

Changes in ounces of silver and the respective values for the years ended December 31, 2016 and 2015 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2016	December 31, 2015
Ounces of silver
Opening balance	17,953,851.0	18,401,534.5
Creations	1,958,468.7	982,678.0
Redemptions	(685,202.5)	(1,375,710.4)
Transfers of silver to pay expenses	(55,587.5)	(54,651.1)
Closing balance	19,171,529.7	17,953,851.0

Investment in silver
Opening balance	$248,122	$293,873
Creations	35,054	15,497
Redemptions	(11,200)	(22,933)
Realized loss on silver distributed for the redemption of Shares	(1,974)	(3,789)
Transfers of silver to pay expenses	(941)	(867)
Realized loss on silver transferred to pay expenses	(127)	(193)
Change in unrealized gain / (loss) on investment in silver	42,412	(33,466)
Closing balance	$311,346	$248,122

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

For the year ended December 31, 2016, the Sponsor’s Fee, net of waiver, was $957,096  (December 31, 2015: $854,317;  December 31, 2014:  $1,055,956).

As a result of the waiver, fees waived for the year ending December 31, 2016 were $478,548  (December 31, 2015: $427,159;  December 31, 2014: $527,978).

At December 31, 2016, $78,954 was payable to the Sponsor (December 31, 2015: $63,486).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.    Other than the Sponsor’s Fee, the Trust had no expenses during the years ended 31 December 2016, 2015 and 2014.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: February 24, 2017	/s/ Graham Tuckwell
Graham Tuckwell* President and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.