Form 10-Q
period 2017-03-31
ETFS SILVER TRUST
filed 2017-05-04
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountancy standards provided pursuant to Section 13 (a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 2, 2017, ETFS Silver Trust had 20,300,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2017: $377,960; December 31, 2016: $367,554)	$358,338	$311,346
Total assets	358,338	311,346

LIABILITIES
Fees payable to Sponsor	91	79
Total liabilities	91	79

NET ASSETS (1)	$358,247	$311,267

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2017 were 20,300,000 and at December 31, 2016 were 19,600,000. Net asset values per Share at March 31, 2017 and December 31, 2016 were $17.65 and $15.88, respectively.

See Notes to the Financial Statements

ETFS SILVER TRUST

Schedules of Investments
At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	19,841,553.2	$377,960	$358,338	100.03%
Total investment in silver	19,841,553.2	$377,960	$358,338	100.03%
Less liabilities			(91)	(0.03)%
Net assets			$358,247	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	19,171,529.7	$367,554	$311,346	100.03%
Total investment in silver	19,171,529.7	$367,554	$311,346	100.03%
Less liabilities			(79)	(0.03)%
Net assets			$311,267	100.00%

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2017 and 2016

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$384	$297
Less: Waiver of Sponsor's Fee (Note 2.7)	(128)	(99)
Total expenses	256	198

Net investment loss	(256)	(198)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(31)	(67)
Realized loss on silver distributed for the redemption of Shares	(570)	(779)
Change in unrealized gain on investment in silver	36,586	28,860
Total gain on investment in silver	35,985	28,014

Change in net assets from operations	$35,729	$27,816

Net increase in net assets per Share	$1.77	$1.53

Weighted average number of Shares	20,136,667	18,229,670

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2017 (Unaudited) and the year ended December 31, 2016

	Three Months Ended March 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	19,600,000	$311,267
Net investment loss		(256)
Realized loss on investment in silver		(601)
Change in unrealized gain on investment in silver		36,586
Creations	1,100,000	18,133
Redemptions	(400,000)	(6,882)
Closing balance at March 31, 2017	20,300,000	$358,247

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	18,300,000	$248,059
Net investment loss		(957)
Realized loss on investment in silver		(2,101)
Change in unrealized gain on investment in silver		42,412
Creations	2,000,000	35,054
Redemptions	(700,000)	(11,200)
Closing balance at December 31, 2016	19,600,000	$311,267

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2017 and 2016

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$15.88	$13.56
Income from investment operations:
Net investment loss	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in silver	1.78	1.52
Change in net assets from operations	1.77	1.51

Net asset value per Share at end of period	$17.65	$15.07

Weighted average number of Shares	20,136,667	18,229,670

Expense ratio (1)(2)	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%

Total return, at net asset value (3)	11.15%	11.14%

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2017	December 31, 2016

Level 2
Investment in silver	$358,338	$311,346

There were no transfers between levels during the period ended March 31, 2017 or the year ended December 31, 2016.

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

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct amount of bullion is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2017 and December 31, 2016.

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the three months ended March 31, 2017 and for the year ended December 31, 2016 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2017	December 31, 2016
Ounces of silver
Opening balance	19,171,529.7	17,953,851.0
Creations	1,075,453.4	1,958,468.7
Redemptions	(391,053.5)	(685,202.5)
Transfers of silver to pay expenses	(14,376.4)	(55,587.5)
Closing balance	19,841,553.2	19,171,529.7

Investment in silver
Opening balance	$311,346	$248,122
Creations	18,133	35,054
Redemptions	(6,882)	(11,200)
Realized loss on silver distributed for the redemption of Shares	(570)	(1,974)
Transfers of silver to pay expenses	(244)	(941)
Realized loss on silver transferred to pay expenses	(31)	(127)
Change in unrealized gain on investment in silver	36,586	42,412
Closing balance	$358,338	$311,346

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

For the three months ended March 31, 2017 and 2016 the Sponsor’s Fee, net of fees waived by the Sponsor, was $255,788 and $197,943, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended March 31, 2017 and 2016  was  $127,894 and $98,972, respectively.

At March 31, 2017 and at December 31, 2016, the fees payable to the Sponsor were $91,428 and $78,954, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2017 and 2016.

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

The Trustee then subtracts from the ANAV the amount of the accrued Sponsor’s Fee computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

ETFS SILVER TRUST

The Quarter Ended March 31, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $311,266,689 at December 31, 2016 to $358,247,024 at March 31, 2017, a 15.09% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 11.21% from $16.24 at December 31, 2016 to $18.06 at March 31, 2017 and an increase in outstanding Shares, which rose from 19,600,000 Shares at December 31, 2016 to 20,300,000 Shares at March 31, 2017, a result of 1,100,000 Shares (22 Baskets) being created during the quarter and 400,000 Shares (8 Baskets) being redeemed during the quarter.

NAV per Share increased 11.15% from $15.88 at December 31, 2016 to $17.65 at March 31, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $255,788 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

NAV per Share of $17.93 at February 27, 2017 was the highest during the quarter, compared with a low of $15.60 at January 3, 2017.

The increase in net assets from operations for the quarter ended March 31, 2017 was $35,729,815, resulting from a change in unrealized gain on investment in silver of $36,586,757, offset by a realized loss of $31,181 on the transfer of silver to pay expenses, a realized loss of $569,974 on silver distributed for the redemption of Shares and the Sponsor’s Fee, net of waiver, of $255,788. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2017

22 Baskets were created.

8 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
January 2017	-	-	-
February 2017	8	400,000	0.978
March 2017	-	-	-
	8	400,000	0.978

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: May 4, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.