Form 10-Q
period 2017-06-30
ETFS SILVER TRUST
filed 2017-08-07
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Yes ☐ No ☒

As of August 2, 2017, ETFS Silver Trust had 21,500,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2017: $386,296; December 31, 2016: $367,554)	$335,390	$311,346
Total assets	335,390	311,346

LIABILITIES
Fees payable to Sponsor	83	79
Total liabilities	83	79

NET ASSETS (1)	$335,307	$311,267

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2017 were 20,850,000 and at December 31, 2016 were 19,600,000. Net asset values per Share at June 30, 2017 and December 31, 2016 were $16.08 and $15.88, respectively.

See Notes to the Financial Statements

ETFS SILVER TRUST

Schedules of Investments
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	20,363,721.8	$386,296	$335,390	100.02%
Total investment in silver	20,363,721.8	$386,296	$335,390	100.02%
Less liabilities			(83)	(0.02)%
Net assets			$335,307	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	19,171,529.7	$367,554	$311,346	100.03%
Total investment in silver	19,171,529.7	$367,554	$311,346	100.03%
Less liabilities			(79)	(0.03)%
Net assets			$311,267	100.00%

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Operations (Unaudited)
For the three months ended June 30, 2017 and 2016  and the six months ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$383	$353	$767	$650
Less: Waiver of Sponsor's Fee (Note 2.7)	(128)	(118)	(256)	(217)
Total expenses	255	235	511	433

Net investment loss	(255)	(235)	(511)	(433)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(24)	(41)	(55)	(108)
Realized loss on silver distributed for the redemption of Shares	(344)	-	(914)	(779)
Change in unrealized (loss) / gain on investment in silver	(31,284)	54,399	5,302	83,259
Total (loss) / gain on investment in silver	(31,652)	54,358	4,333	82,372

Change in net assets from operations	$(31,907)	$54,123	$3,822	$81,939

Net (decrease) / increase in net assets per Share	$(1.55)	$2.90	$0.19	$4.44

Weighted average number of Shares	20,643,956	18,685,714	20,391,713	18,457,692

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the six months ended June 30, 2017 (Unaudited) and the year ended December 31, 2016

	Six Months Ended June 30, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	19,600,000	$311,267
Net investment loss		(511)
Realized loss on investment in silver		(969)
Change in unrealized gain on investment in silver		5,302
Creations	1,850,000	30,469
Redemptions	(600,000)	(10,251)
Closing balance at June 30, 2017	20,850,000	$335,307

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	18,300,000	$248,059
Net investment loss		(957)
Realized loss on investment in silver		(2,101)
Change in unrealized gain on investment in silver		42,412
Creations	2,000,000	35,054
Redemptions	(700,000)	(11,200)
Closing balance at December 31, 2016	19,600,000	$311,267

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$17.65	$15.07	$15.88	$13.56
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.03)	(0.02)
Total realized and unrealized gains or losses on investment in silver	(1.56)	2.92	0.23	4.44
Change in net assets from operations	(1.57)	2.91	0.20	4.42

Net asset value per Share at end of period	$16.08	$17.98	$16.08	$17.98

Weighted average number of Shares	20,643,956	18,685,714	20,391,713	18,457,692

Expense ratio (1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value (3)	(8.90)%	19.31%	1.26%	32.60%

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust at its London, England vaulting premises. Silver is recorded at fair value. The cost of silver is determined according to the average cost method and the fair value is based on the LBMA Silver Price. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of silver transferred.

The CME Group, Inc. conducts an electronic, over-the-counter silver auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by Thomson Reuters (the “LBMA Silver Price”). The LBMA Silver Price is established by the five LBMA authorized bullion banks and market makers participating in the auction.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2017	December 31, 2016

Level 2
Investment in silver	$335,390	$311,346

There were no transfers between levels during the six months ended June 30, 2017, or the year ended December 31, 2016.

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

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.4. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares).  The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Custodian or another silver bullion clearing bank to effect transactions in silver bullion. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian or another silver bullion clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2017 and December 31, 2016.

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the six months ended June 30, 2017 and for the year ended December 31, 2016 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2017	December 31, 2016
Ounces of silver
Opening balance	19,171,529.7	17,953,851.0
Creations	1,808,090.6	1,958,468.7
Redemptions	(586,404.1)	(685,202.5)
Transfers of silver to pay expenses	(29,494.4)	(55,587.5)
Closing balance	20,363,721.8	19,171,529.7

Investment in silver
Opening balance	$311,346	$248,122
Creations	30,469	35,054
Redemptions	(10,251)	(11,200)
Realized loss on silver distributed for the redemption of Shares	(914)	(1,974)
Transfers of silver to pay expenses	(507)	(941)
Realized loss on silver transferred to pay expenses	(55)	(127)
Change in unrealized gain on investment in silver	5,302	42,412
Closing balance	$335,390	$311,346

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

For the three months ended June 30, 2017 and 2016 the Sponsor’s Fee, net of fees waived by the Sponsor, was $255,654 and $235,091, respectively. For the six months ended June 30, 2017 and 2016 the Sponsor’s Fee, net of fees waived by the Sponsor, was $511,442 and $433,034, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended June 30, 2017 and 2016  was  $127,827 and $117,546, respectively. For the six months ended June 30, 2017 and 2016 the Sponsor’s Fee waived was $255,721 and $216,517, respectively.

At June 30, 2017 and at December 31, 2016, the fees payable to the Sponsor were $83,091 and $78,954, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2017 and 2016.

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

ETFS SILVER TRUST

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition, the Trustee and the Custodian and their affiliates may from time to time purchase or sell silver directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on July 20, 2009. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It does not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s LBMA Silver Price (the daily price of an ounce of silver as set at approximately 12:00 noon London, England time by LBMA-authorized bullion banks or market makers in an electronic, over-the-counter auction conducted by CME Group, Inc. and disseminated by Thomson Reuters), or, if no LBMA Silver Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA Silver Price determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee.

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

The Quarter Ended June 30, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $358,247,024 at March 31, 2017 to $335,307,409 at June 30, 2017, a 6.40% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 8.80% from $18.06 at March 31, 2017 to $16.47 at June 30, 2017.

There was an increase in outstanding Shares, which rose from 20,300,000 Shares at March 31, 2017 to 20,850,000 Shares at June 30, 2017, a result of 750,000 Shares (15 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter.

The NAV per Share decreased 8.90% from $17.65 at March 31, 2017 to $16.08 at June 30, 2017. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $255,654 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.13 at April 13, 2017 was the highest during the quarter, compared with a low of $15.84 at May 9, 2017.

The decrease in net assets from operations for the quarter ended June 30, 2017 was $31,907,433, resulting from a change in unrealized loss on investment in silver of $31,283,957, a realized loss of $23,565 on the transfer of silver to pay expenses, a realized loss of $344,257 on silver distributed for the redemption of Shares and the Sponsor’s Fee, net of waiver, of $255,654. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2017.

The Six Months Ended June 30, 2017

The Trust’s NAV increased  from $311,266,689 at December 31, 2016 to $335,307,409 at June 30, 2017, a 7.72% increase for the period. The increase in the Trust’s NAV resulted primarily from an  increase in outstanding Shares, which rose from 19,600,000 Shares at December 31, 2016 to 20,850,000 Shares at June 30, 2017, a result of 1,850,000 Shares (37 Baskets) being created and 600,000 Shares (12 Baskets) being redeemed during the period and an increase in the price per ounce of silver, which rose 1.42% from $16.24 at December 31, 2016 to $16.47 at June 30, 2017.

The NAV per Share increased 1.26% from $15.88 at December 31, 2016 to $16.08 at June 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $511,442 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.13 at April 13, 2017 was the highest during the period, compared with a low of $15.60 at January 3, 2017.

The increase in net assets from operations for the period ended June 30, 2017 was $3,822,382, resulting from a change in unrealized gain on investment of silver of $5,302,800, offset by a realized loss of $54,746 on the transfer of silver to pay expenses, a realized loss of $914,231 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $511,442. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2017 the Trust did not have any cash balances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2017

15 Baskets were created.

4 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
April 2017	2	100,000	0.977
May 2017	-	-	-
June 2017	2	100,000	0.977
	4	200,000	0.977

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: August 4, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.