Form 10-Q
period 2017-09-30
ETFS SILVER TRUST
filed 2017-11-06
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

(646) 846-3130

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountancy standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 1, 2017, ETFS Silver Trust had 21,150,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2017: $385,850; December 31, 2016: $367,554)	$344,718	$311,346
Total assets	344,718	311,346

LIABILITIES
Fees payable to Sponsor	86	79
Total liabilities	86	79

NET ASSETS (1)	$344,632	$311,267

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2017 were 20,950,000 and at December 31, 2016 were 19,600,000. Net asset values per Share at September 30, 2017 and December 31, 2016 were $16.45 and $15.88, respectively.

See Notes to the Financial Statements

ETFS SILVER TRUST

Schedules of Investments
At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	20,445,915.6	$385,850	$344,718	100.02%
Total investment in silver	20,445,915.6	$385,850	$344,718	100.02%
Less liabilities			(86)	(0.02)%
Net assets			$344,632	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	19,171,529.7	$367,554	$311,346	100.03%
Total investment in silver	19,171,529.7	$367,554	$311,346	100.03%
Less liabilities			(79)	(0.03)%
Net assets			$311,267	100.00%

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Operations (Unaudited)
For the three months ended September 30, 2017 and 2016  and the nine months ended September 30, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$395	$411	$1,162	$1,061
Less: Waiver of Sponsor's Fee (Note 2.7)	(131)	(137)	(387)	(354)
Total expenses	264	274	775	707

Net investment loss	(264)	(274)	(775)	(707)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(35)	(5)	(90)	(113)
Realized loss on silver distributed for the redemption of Shares	(1,113)	-	(2,027)	(779)
Change in unrealized gain on investment in silver	9,775	18,061	15,077	101,320
Total gain on investment in silver	8,627	18,056	12,960	100,428

Change in net assets from operations	$8,363	$17,782	$12,185	$99,721

Net increase in net assets per Share	$0.39	$0.92	$0.59	$5.32

Weighted average number of Shares	21,215,217	19,312,500	20,669,231	18,744,708

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2017 (Unaudited) and the year ended December 31, 2016

	Nine Months Ended September 30, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	19,600,000	$311,267
Net investment loss		(775)
Realized loss on investment in silver		(2,117)
Change in unrealized gain on investment in silver		15,077
Creations	2,500,000	40,449
Redemptions	(1,150,000)	(19,269)
Closing balance at September 30, 2017	20,950,000	$344,632

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	18,300,000	$248,059
Net investment loss		(957)
Realized loss on investment in silver		(2,101)
Change in unrealized gain on investment in silver		42,412
Creations	2,000,000	35,054
Redemptions	(700,000)	(11,200)
Closing balance at December 31, 2016	19,600,000	$311,267

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$16.08	$17.98	$15.88	$13.56
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.04)	(0.04)
Total realized and unrealized gains or losses on investment in silver	0.38	0.97	0.61	5.42
Change in net assets from operations	0.37	0.96	0.57	5.38

Net asset value per Share at end of period	$16.45	$18.94	$16.45	$18.94

Weighted average number of Shares	21,215,217	19,312,500	20,669,231	18,744,708

Expense ratio (1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value (3)	2.30%	5.34%	3.59%	39.68%

(1)The Expense Ratio is calculated net of the voluntary waiver (refer to Note 2.7).  The Gross Expense Ratio is 0.45%.

(2)Annualized for periods of less than one year.

(3)Total return is not annualized.

See Notes to the Financial Statements

ETFS SILVER TRUST

Notes to the Financial Statements

1. Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues ETFS Physical Silver Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets (effective August 11, 2016 the number of Shares in a block that constitutes a Basket for creations and redemptions in the Trust was reduced from 100,000 to 50,000.  Where Basket is used in this Form 10-Q it refers to a block of 50,000 Shares). Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

The ICE Benchmark Association (“IBA”) conducts an electronic, over-the-counter silver auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by major market vendors (the “LBMA Silver Price”). The LBMA Silver Price is established by the LBMA-authorized bullion banks and market makers participating in the auction. Prior to October 2, 2017, the LBMA Silver Price auction was operated by CME Group Inc. and Thomson Reuters.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2017	December 31, 2016

Level 2
Investment in silver	$344,718	$311,346

There were no transfers between levels during the nine months ended September 30, 2017, or the year ended December 31, 2016.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of the silver is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of silver is transferred within two business days of trade date.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective as of September 5, 2017, the typical settlement period for Shares is two business days. Prior to September 5, 2017, the typical settlement period Shares was three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When silver is exchanged in settlement of a  redemption, it is considered a sale of silver for financial statement purposes.

The amount of silver represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of silver to be delivered or distributed by the Trust. In order to ensure that the correct amount of silver is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of silver.

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets. Changes in the number Shares outstanding are presented in the Statement of Changes in Net Assets.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2017 and December 31, 2016.

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the nine months ended September 30, 2017 and for the year ended December 31, 2016 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2017	December 31, 2016
Ounces of silver
Opening balance	19,171,529.7	17,953,851.0
Creations	2,442,720.1	1,958,468.7
Redemptions	(1,123,194.8)	(685,202.5)
Transfers of silver to pay expenses	(45,139.4)	(55,587.5)
Closing balance	20,445,915.6	19,171,529.7

Investment in silver
Opening balance	$311,346	$248,122
Creations	40,449	35,054
Redemptions	(19,269)	(11,200)
Realized loss on silver distributed for the redemption of Shares	(2,027)	(1,974)
Transfers of silver to pay expenses	(768)	(941)
Realized loss on silver transferred to pay expenses	(90)	(127)
Change in unrealized gain on investment in silver	15,077	42,412
Closing balance	$344,718	$311,346

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

For the three months ended September 30, 2017 and 2016 the Sponsor’s Fee, net of fees waived by the Sponsor, was $263,555 and $274,430, respectively. For the nine months ended September 30, 2017 and 2016 the Sponsor’s Fee, net of fees waived by the Sponsor, was $774,996 and $707,464, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended September 30, 2017 and 2016  was  $131,778 and $137,215, respectively. For the nine months ended September 30, 2017 and 2016 the Sponsor’s Fee waived was $387,498 and $353,732, respectively.

At September 30, 2017 and at December 31, 2016, the fees payable to the Sponsor were $85,665 and $78,954, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016.

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

ETFS SILVER TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s LBMA Silver Price (the daily price of an ounce of silver as set at approximately 12:00 noon London, England time by LBMA-authorized bullion banks or market makers in an electronic, over-the-counter auction conducted by the ICE Benchmark Association (“IBA”) and disseminated by Major Market Vendors, or, if no LBMA Silver Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA Silver Price determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee.

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

The Quarter Ended September 30, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $335,307,409 at June 30, 2017 to $344,632,473 at September 30, 2017, a 2.78% increase for the quarter. The increase in the Trust’s NAV resulted primarily from a increase in the price per ounce of silver, which rose 2.37% from $16.47 at June 30, 2017 to $16.86 at September 30, 2017,  an increase in outstanding Shares, which rose from 20,850,000 Shares at June 30, 2017 to 20,950,000 Shares at September 30, 2017, a result of 650,000 Shares (13 Baskets) being created and 550,000 Shares (11 Baskets) being redeemed during the quarter.

The NAV per Share increased 2.30% from $16.08 at June 30, 2017 to $16.45 at September 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $263,555 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.77 at September 8, 2017 was the highest during the quarter, compared with a low of $14.86 at July 10, 2017.

The increase in net assets from operations for the quarter ended September 30, 2017 was $8,362,854, resulting from a change in unrealized gain on investment in silver of $9,773,759, offset by a realized loss of $34,763 on the transfer of silver to pay expenses, a realized loss of $1,112,588 on silver distributed for the redemption of Shares and the Sponsor’s Fee, net of waiver, of $263,555. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2017.

The Nine Months Ended September 30, 2017

The Trust’s NAV increased  from $311,266,689 at December 31, 2016 to $344,632,473 at September 30, 2017, a 10.72% increase for the period. The increase in the Trust’s NAV resulted primarily from an  increase in outstanding Shares, which rose from 19,600,000 Shares at December 31, 2016 to 20,950,000 Shares at September 30, 2017, a result of 2,500,000 Shares (50 Baskets) being created and 1,150,000 Shares (23 Baskets) being redeemed during the period and an increase in the price per ounce of silver, which rose 3.82% from $16.24 at December 31, 2016 to $16.86 at September 30, 2017.

The NAV per Share increased 3.59% from $15.88 at December 31, 2016 to $16.45 at September 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $774,996 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.13 at April 13, 2017 was the highest during the period, compared with a low of $14.86 at July 10, 2017.

The increase in net assets from operations for the period ended September 30, 2017 was $12,185,236, resulting from a change in unrealized gain on investment of silver of $15,076,559, offset by a realized loss of $89,508 on the transfer of silver to pay expenses, a realized loss of $2,026,819 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $774,996. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2017

13 Baskets were created.

11 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
July 2017	-	-	-
August 2017	8	400,000	0.976
September 2017	3	150,000	0.976
	11	550,000	0.976

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS SILVER TRUST

Item 6. Exhibits

(a) Exhibits

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ETFS SILVER TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: November 3, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.