Form 10-K
period 2017-12-31
ETFS SILVER TRUST
filed 2018-02-27
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34412

ETFS SILVER TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
405 Lexington Avenue
New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(646)  846 3130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical Silver Shares	NYSE Arca

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2017 as reported by the NYSE Arca, Inc. on that date: $338,395,500.

As of February 21, 2018, ETFS Silver Trust has 20,400,000 ETFS Physical Silver Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the words, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other words suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Trust’s Shares at redeemable value increased from $311,266,689 at December 31, 2016 to $351,050,772 at December 31, 2017, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 19,600,000 Shares at December 31, 2016 to 21,350,000 Shares outstanding at December 31, 2017.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.

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

The Shares provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding silver bullion. The Shares offer an investment that:

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

In this annual report, the term “ounces” refers to troy ounces.

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in the World Silver Survey 2017, at the end of 2016, government-held silver bullion stocks total 89.1 million ounces.

The Investment Sector

This sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of silver. Industrial applications comprise the largest use of silver. The jewelry and silverware sector is the second largest, followed by the photographic industry (although the latter has been declining over a number of years as a result of the spread of digital photography).

The following table sets forth a summary of the world silver supply and demand for the period from 2007 to 2016 and is based on information reported by the World Silver Survey 2017, published by Thomson Reuters GFMS.

(in millions of ounces)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Supply
Mine Production	668	685	717	753	758	792	824	869	891	886
Net Government Sales	43	31	16	44	12	7	8	-	-	-
Scrap	204	200	200	226	260	254	191	165	141	140
Net Hedging Supply	(24)	(9)	(17)	50	12	(47)	(35)	17	8	(18)
Total Supply	891	907	916	1,074	1,043	1,006	988	1,051	1,040	1,007

Demand
Jewelry	182	178	177	190	192	187	222	228	228	207
Coins & Bars	62	197	93	148	208	159	241	234	291	207
Silverware	60	58	53	52	47	44	59	61	63	52
Industrial Fabrication	646	642	528	634	661	600	605	596	570	562
Electrical & Electronics	263	272	227	301	291	267	266	263	246	234
Brazing Alloys & Solders	59	62	54	61	63	61	64	67	62	55
Photography	117	98	76	68	61	54	51	49	47	45
Photovoltaic	-	-	-	-	76	58	56	52	57	77
Ethylene Oxide	8	7	5	9	6	5	8	5	10	10
Other Industrial	200	203	166	195	164	155	161	161	148	141
ETP Inventory Build	55	101	157	130	(24)	55	3	2	(18)	47
Exchange Inventory Build	22	(7)	(15)	(7)	12	62	9	(5)	13	80
Total Demand	1,026	1,169	993	1,145	1,097	1,108	1,137	1,115	1,146	1,155

Net Balance	(135)	(262)	(77)	(71)	(54)	(102)	(149)	(64)	(107)	(148)

Source: World Silver Survey 2017

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that whilst 53% of gold is used for jewelry, 49% of silver fabrication demand is for industrial uses.

New mine production accounts for approximately 88% of total silver supply. Recycled silver accounts for around 14% of total supply.  Recycled silver totalled 140 million ounces in 2016, marking the fourth consecutive time recycling has fallen below 200 million ounces in 10 years.  The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 67% of total demand in 2016. Photography has been taking a lower share of overall silver demand falling from 11% in 2007 to 4% in 2016, while all other industrial applications have remained in the range of 45% to 51% over the past 10 years. Jewelry and silverware have remained relatively constant at 230 to 290 million ounces per annum. Investment in coins and bars have grown more than three-fold in the past 10 years rising from 62 million ounces in 2007 to 207 million ounces in 2016.

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

The following chart illustrates the movements in the price of an ounce of silver in dollars from December 2007 to December 2017 and is based on information provided by Bloomberg:

$60
$50
$40
$30
$20
$10
$-
US$/oz
Spot Silver Price
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

Source: Bloomberg, ETF Securities. Chart data from 12/31/07 to 12/31/17.

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as  a store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44 per ounce, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011. In 2017 silver prices rose 6.4%, closing at $16.87 per ounce, driven by its correlation to gold and rising global industrial activity.

Operation of the Silver Bullion Market

The global trade in silver bullion consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The thirteen market-making members of the LBMA are: BNP Paribas SA, Citibank N.A. (through its London Branch), HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia-Scotia Mocatta, Société Générale, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 60 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”). This period lasts for approximately four hours each New York business day morning.

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

On July 14, 2017, the LBMA announced that ICE Benchmark Administration (“IBA”) had been selected to be the third-party administrator for the “LBMA Silver Price”. Effective from October 2, IBA is providing the auction platform and methodology as well as the overall administration and governance for the LBMA Silver Price benchmark. IBA operates an “equilibrium auction”, which is an electronic, tradable and auditable, over-the-counter auction for LBMA-authorized participating silver bullion banks or market makers and sponsored clients of direct participants (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “LBMA Silver Price”. The LBMA Silver Price equilibrium auction operated by CME Group Inc. and Thomson Reuters prior to October 2, 2017 was selected by the LBMA as the silver valuation replacement for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014. The LBMA Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

The LBMA Silver Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of Silver Good Delivery Bars that will clear the maximum amount of bids and offers for silver entered by order-submitting silver participants each day. IBA will use ICE’s front-end system, WebICE, as the technology platform that will allow direct participants, as well as sponsored clients of direct participants, to manage their orders in the auction in real time via their own desktops. As the IBA electronic silver auction market develops, IBA expects to admit additional silver participants to the order submission process. The benchmark is published when the auction finishes, typically a few minutes after 12:00 noon (London time).

At the opening of each auction, IBA in the role of auction chairman (“Chairman”) will announce an opening price (in U.S. Dollars), that takes into account current market conditions and begin auction rounds, with an expected duration of at least every 30 seconds each. During each auction round, participants may enter the volume they wish to buy or sell at that price, and such orders will be part of the price formation. Aggregate bid and offer volume will be shown live on WebICE. At the end of each auction round, the total net volume will be calculated. If this “imbalance” is larger than the imbalance tolerance (currently set at 500,000 oz.) then a new price will be set by the Chairman (based on the current market conditions, and the direction and magnitude of the imbalance in the round) and begin a new auction round. If the imbalance is less than the tolerance, then the auction is complete with all volume tradeable at that price. The price will then be set in U.S. Dollars and also converted into other currencies, including Australian Dollars, British Pounds, Canadian Dollars, Euros, Onshore and Offshore Yuan, Indian Rupees, Japanese Yen, Malaysian Ringgit, Russian Rubles, Singapore Dollars, South African Rand, Swiss Francs, New Taiwan Dollars, Thai Baht and Turkish Lira. The auction will be run at 12:00 noon (London time).

During the auction, the price at the start of each round, and the volumes at the end of each round will be available through major market data vendors. As soon as the auction finishes, the final prices and volumes will be available through major market data vendors. IBA will also publish transparency reports, detailing the prices, volumes and times for each round of the auction. These transparency reports will be available through major market data vendors and IBA when the auction finishes. The process can also be observed real-time through a WebICE screen. The auction mechanism will provide a complete audit trail.

As of August 1, 2017, there were seven direct participants in the LBMA Silver Price administered by CME Group and Thomson Reuters. As of February 14, 2018, there are nine direct participants participating in the auction process that determines the LBMA Silver Price.

Since April 1, 2015, the LBMA Silver Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”).  IBA is already authorized as a regulated benchmark administrator by the FCA. Under the UK benchmark regulation, the governance structure for a regulated benchmark must include an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and the administrator (i.e., IBA). Through the Oversight Committee the LBMA will continue to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. The price discovery process for the LBMA Silver Price will be subject to surveillance by IBA. IBA has been formally assessed against the IOSCO Principles for Financial Benchmarks (the “IOSCO Principles”). In order to meet the IOSCO Principles, the price discovery used for the LBMA Silver Price benchmark will be auditable and transparent.

The LBMA Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the auction. IBA’s auction process is similar to CME Group’s auction process, which in turn was similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA Silver Price has several advantages over the previous London silver fix. IBA’s auction process will be fully transparent in real-time to direct participants and sponsored clients and, at the close of each auction, to the general public. IBA’s auction process also will be fully auditable since an audit trail exists for every change made in the process. Moreover, the audit trail and active surveillance of the auction process by IBA, as well as the FCA’s oversight of IBA, should deter manipulative and abusive conduct in establishing each day’s LBMA Silver Price.

Since August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the LBMA Silver Price will fairly represent the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in the Trust Agreement) as of any day will be the LBMA Silver Price for such day.

Futures Exchanges

The most significant silver futures exchanges are the COMEX, a designated contract market with the CME Group, and the Tokyo Commodity Exchange (“TOCOM”). Future exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Future contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

An exchange does not buy or sell those contracts, but seeks to offer a transparent forum where members, on their own behalf or on the behalf of customers, can trade the contracts in a safe, efficient and orderly manner. During regular trading hours at the COMEX, the commodity contracts are traded on CME Globex system, an electronic auction in which all bids, offers and trades must be publicly announced to all members and upon execution, centrally cleared. Electronic trading is offered by the exchange except for a short break in the evening  almost 24 hours a day, six days a week.

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

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in the interstate commerce as spot as well as deliverable forwards.

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

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s “LBMA Silver Price” (the daily price of an ounce of silver determined by an electronic, over-the-counter auction that starts at 12:00 noon London, England time in which LBMA-authorized bullion banks or market makers participate), or, if no LBMA Silver Price is made on such day, the next most recent LBMA Silver Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Silver Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Silver Bullion Market–The London Silver Bullion Market” for a description of the LBMA Silver Price.

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

The Sponsor’s Fee,  net of waiver, for the year ended December 31, 2017 was $1,039,540  (December 31, 2016:  $957,096;  December 31, 2015: $854,317).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Silver; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers (or other securities market participants not required to register as broker-dealers such as banks or other financial institutions) who (1) are participants in the DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of silver represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required silver deposit amount by the second business day in London following the purchase order date. Upon receipt of the silver deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the silver deposit amount from the Authorized Participant Unallocated Account to the unallocated silver account of the Trust established with the Custodian by the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the silver deposit amount from the Trust Unallocated Account to the allocated silver account of the Trust established with the Custodian by the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”) by transferring silver bars from its inventory to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

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

Change in Settlement Cycle

Pursuant to an SEC rule amendment adopted in March 2017, the standard settlement cycle for most securities transactions by broker-dealers was shortened from three business days after the trade date (“T+3 Settlement”) to two business days following the trade date (“T+2 Settlement”), effective as of September 5, 2017.  Consistent with the rule amendment, beginning on September 5, 2017, the creation and redemption processes for the Trust changed from T+3 Settlement to T+2 Settlement.  Creation and redemption orders placed before September 5, 2017 were not subject to this change.

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o ETF Securities Limited, Ordnance House, 31 Pier Road, St. Helier, Jersey JE4,8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2017.

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

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificates is deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Trust Agreement, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers will be made in accordance with standard securities industry practice.

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

The process of withdrawing silver from the Trust for a redemption of a Basket is the same general procedure as for depositing silver with the Trust for a creation of a Basket, only in reverse. Each transfer of silver between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of silver being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of silver held in the Trust Unallocated Account as of the close of each business day. See “Deposit of Silver; Issuance of Shares” and “Withdrawal of Silver; Redemption of Shares.”

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the recently enacted Tax Cuts and Jobs Act (P.L. 115-97).

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States for US federal income tax purposes:

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

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the silver held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize  a gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

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

Shareholders will be required to recognize gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes. As a result of the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expense for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

It is anticipated that the Shares will constitute “publicly offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

The LBMA Silver Price may prove unreliable.

Since August 15, 2014, the Sponsor has utilized the LBMA Silver Price as the benchmark price for valuing silver held, received or delivered by the Trust.  Prior to August 15, 2014, the Trust utilized the London silver fix as its benchmark for valuation purposes.  The London silver fix, which London Silver Market Fixing Ltd. discontinued on August 14, 2014, was the price of an ounce of silver as set by three market members of the London Bullion Market Association at approximately 12:00 noon, London time, on each London business day and was widely accepted among silver market participants.  The LBMA Silver Price, and the mechanism for its establishment, have a limited operating history and may, among other things:

•	not behave over time like the London Fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London Fix;
•	result in delays or errors in the determination of a daily benchmark price of silver; or
•	otherwise prove unreliable as a benchmark price.

Additionally, any concern about the integrity or reliability of the LBMA Silver Price, even if later shown to be without merit, could disrupt trading in silver and products using the LBMA Silver Price, such as the Shares. This could lead to less liquidity or greater price volatility for silver and products using the LBMA Silver Price, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

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

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last four years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals), or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of silver may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of silver to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying silver may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of silver and may fall. Additionally, redemptions could be suspended for any period during which (1) the NYSE Arca is closed (other than customary weekend or holiday closings) or trading on the NYSE Arca is suspended or restricted, or (2) an emergency exists as a result of which delivery, disposal or evaluation of the silver is not reasonably practicable.

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

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement and do not receive dividends).

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

The amount of silver represented by each Share will decrease over the life of the Trust due to the recurring deliveries of silver necessary to pay the Sponsor’s Fee in-kind and potential sales of silver to pay in cash the Trust expenses not assumed by the Sponsor.  Without increases in the price of silver sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

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

The obligations of the Custodian and English sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian or any sub-custodian concerning its silver.

The obligations of the Custodian under the Custody Agreements and the Authorized Participant Unallocated Bullion Account Agreements are governed by English law. The Custodian may enter into arrangements with English sub-custodians for the temporary custody or holding of the Trust’s silver, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue a sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s silver on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are LBMA market making members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing its sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s silver from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian.

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

There are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s silver and the Trustee or the Custodian because traditionally such arrangements are based on the customs and practices of the LBMA and the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The customs and practices of the LBMA may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of silver. If the Trust’s silver is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s silver will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of silver by such sub-custodians.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, wilful misconduct, wilful malfeasance or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2017 and 2016.

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$17.99	$15.94
June 30, 2017	$18.11	$15.78
September 30, 2017	$17.68	$15.22
December 31, 2017	$16.97	$15.34

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$15.62	$13.54
June 30, 2016	$18.41	$14.64
September 30, 2016	$20.18	$18.16
December 31, 2016	$18.41	$15.38

The number of outstanding Shares of the Trust as of February 21, 2018 was 20,400,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2017	$17.19	$15.85
September 2017	$17.68	$16.26
October 2017	$16.97	$16.18
November 2017	$16.86	$16.04
December 2017	$16.52	$15.34
January 2018	$17.12	$16.52

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2017 and 2016:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2017	-	-
February 2017	400,000	0.978
March 2017	-	-
April 2017	100,000	0.977
May 2017	-	-
June 2017	100,000	0.977
July 2017	-	-
August 2017	400,000	0.976
September 2017	150,000	0.976
October 2017	-	-
November 2017	-	-
December 2017	200,000	0.975
Total	1,350,000	0.976

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2016	-	-
February 2016	200,000	0.980
March 2016	-	-
April 2016	-	-
May 2016	-	-
June 2016	-	-
July 2016	-	-
August 2016	-	-
September 2016	-	-
October 2016	-	-
November 2016	250,000	0.978
December 2016	250,000	0.978
Total	700,000	0.979

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$351,140	$311,346	$248,122	$293,873	$346,436
Total gain / (loss) on silver	$13,260	$40,311	$(37,448)	$(66,749)	$(153,048)
Change in net assets from operations	$12,220	$39,354	$(38,302)	$(67,805)	$(154,356)
Weighted average number of Shares	20,800,822	18,986,339	18,462,192	18,748,219	18,464,658
Net increase / (decrease) in net assets per Share	$0.59	$2.07	$(2.07)	$(3.62)	$(8.36)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers (or other securities market participants not required to register as broker-dealers such as banks or other financial institutions) who (1) are participants in the DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”).

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

NAV per Share vs. Silver Fix from July 20, 2009 (the Date of Inception) to December 31, 2017

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
20/07/2009
20/07/2010
20/07/2011
20/07/2012
20/07/2013
20/07/2014
20/07/2015
20/07/2016
20/07/2017
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

Valuation of Silver

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Since August 15, 2014, an electronic, over-the-counter silver bullion auction has  been conducted in London, England to establish a fixing price for an ounce of silver once each trading day (the “LBMA Silver Price”).  As of the date of filing, the LBMA Silver Price is established by the nine LBMA-authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. The LBMA Silver Price was initially operated by CME Group, Inc. until October 2, 2017, at which time the ICE Benchmark Administration (“IBA”) commenced administration of the  LBMA Silver Price.  The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.  Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated as the difference between the fair value and cost of silver transferred.

(Amounts in 000's of US$)	December 31, 2017	December 31, 2016	December 31, 2015
Investment in silver - cost	$391,493	$367,554	$346,742
Unrealized loss on investment in silver	(40,353)	(56,208)	(98,620)
Investment in silver - fair value	$351,140	$311,346	$248,122

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2017 and 2016, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$)
Total gain / (loss) on silver	$13,260	$40,311	$(37,448)
Net gain / (loss) from operations	$12,220	$39,354	$(38,302)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2017

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $311,266,689 at December 31, 2016 to $351,050,772 at December 31, 2017, a 12.78% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 19,600,000 Shares at December 31, 2016 to 21,350,000 Shares at December 31, 2017, a result of 3,100,000 Shares (62 Baskets) being created and 1,350,000 Shares (27 Baskets) being redeemed during the year and an increase in the price per ounce of silver, which rose 3.88% from $16.24 at December 31, 2016 to $16.87 at December 31, 2017.

NAV per Share increased 3.53% from $15.88 at December 31, 2016 to $16.44 at December 31, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,039,540 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $18.13 at April 13, 2017 was the highest during the year, compared with a low of $14.86 at July 10, 2017.

The increase in net assets from operations for the year ended December 31, 2017 was $12,220,462, resulting from a change in unrealized gain on investment in silver of $15,855,611 offset by a realized loss of $119,689 on the transfer of silver to pay expenses, a realized loss of $2,475,920 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $1,039,540. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2017.

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

The year ended December 31, 2015

The Trust’s NAV decreased from $293,796,593 at December 31, 2014 to $248,058,734 at December 31, 2015, a 15.57% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 13.46% from $15.97 at December 31, 2014 to $13.82 at December 31, 2015 and a decrease in outstanding Shares, which fell from 18,700,000 Shares at December 31, 2014 to 18,300,000 Shares at December 31, 2015, a result of 1,000,000 Shares (20 Baskets) being created and 1,400,000 Shares (28 Baskets) being redeemed during the year. (For comparability with year ended December 31, 2016 information, prior to August 11, 2016, a Basket represented 100,000 Shares).

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

Item 8. Financial Statements and Supplementary Data - unaudited

Quarterly Income Statements

Year ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$384	$383	$395	$398	$1,560
Less: Waiver of Sponsor's Fee (Note 2.7)	(128)	(128)	(131)	(133)	(520)
Total expenses	256	255	264	265	1,040

Net investment loss	(256)	(255)	(264)	(265)	(1,040)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(31)	(24)	(35)	(30)	(120)
Realized loss on silver distributed for the redemption of Shares	(570)	(344)	(1,113)	(449)	(2,476)
Change in unrealized gain / (loss) on investment in silver	36,586	(31,284)	9,775	779	15,856
Total gain / (loss) on silver	35,985	(31,652)	8,627	300	13,260

Change in net assets from operations	$35,729	$(31,907)	$8,363	$35	$12,220

Net increase / (decrease)in net assets per Share	$1.77	$(1.55)	$0.39	$0.00	$0.59

Weighted average number of Shares	20,136,667	20,643,956	21,215,217	21,191,304	20,800,822

Year ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$297	$353	$411	$375	$1,436
Less: Waiver of Sponsor's Fee (Note 2.7)	(99)	(118)	(137)	(125)	(479)
Total expenses	198	235	274	250	957

Net investment loss	(198)	(235)	(274)	(250)	(957)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(67)	(41)	(5)	(14)	(127)
Realized loss on silver distributed for the redemption of Shares	(779)	-	-	(1,195)	(1,974)
Change in unrealized gain / (loss) on investment in silver	28,860	54,399	18,061	(58,908)	42,412
Total gain / (loss) on silver	28,014	54,358	18,056	(60,117)	40,311

Change in net assets from operations	$27,816	$54,123	$17,782	$(60,367)	$39,354

Net increase / (decrease)in net assets per Share	$1.53	$2.90	$0.92	$(3.06)	$2.07

Weighted average number of Shares	18,229,670	18,685,714	19,312,500	19,705,978	18,986,339

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2017.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Silver Trust:

Opinion on Internal Control Over Financial Reporting

We have audited ETFS Silver Trust’s (the Trust) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets, and the related notes (collectively, the financial statements) and financial highlights for each of the years in the three-year period ended December 31, 2017, and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and financial highlights for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and financial highlights in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements and financial highlights.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
February 26, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor from Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey. Mr. Foulds is a Chartered Accountant (FCA), having previously worked for and trained with Deloitte, Jersey. He has over fifteen years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2017, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	% of Class
Gradient Investments LLC
4105 Lexington Avenue North
Suite 320
Arden Hills, MN 55126	1,190,319	5.6%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG and Deloitte & Touche LLP for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Audit fees - KPMG	$50,160	$57,000
Audit related fees - KPMG	18,000	8,000
Audit related fees - Deloitte	6,000	4,000
Total	$74,160	$69,000

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP and Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

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

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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

Item 16. Form 10-K Summary

Not applicable.

ETFS SILVER TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Silver Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of ETFS Silver Trust (the “Trust”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2017. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2017, and financial highlights for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 26, 2018

ETFS SILVER TRUST

Statements of Assets and Liabilities
At December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2017: $391,493; December 31, 2016: $367,554)	$351,140	$311,346
Total assets	351,140	311,346

LIABILITIES
Fees payable to Sponsor	89	79
Total liabilities	89	79

NET ASSETS (1)	$351,051	$311,267

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2017 were 21,350,000 and at December 31, 2016 were 19,600,000.  Net asset value per Share at December 31, 2017 was $16.44 and at December 31, 2016 was $15.88.

See Notes to the Financial Statements.

ETFS SILVER TRUST

Schedules of Investments
At December 31, 2017 and 2016

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	20,820,654.4	$391,493	$351,140	100.03%
Total investment in silver	20,820,654.4	$391,493	$351,140	100.03%
Less liabilities			(89)	(0.03)%
Net assets			$351,051	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	19,171,529.7	$367,554	$311,346	100.03%
Total investment in silver	19,171,529.7	$367,554	$311,346	100.03%
Less liabilities			(79)	(0.03)%
Net assets			$311,267	100.00%

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Operations
For the years ended December 31, 2017, 2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,560	$1,436	$1,281
Less: Waiver of Sponsor's Fee (Note 2.7)	(520)	(479)	(427)
Total expenses	1,040	957	854

Net investment loss	(1,040)	(957)	(854)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(120)	(127)	(193)
Realized loss on silver distributed for the redemption of Shares	(2,476)	(1,974)	(3,789)
Change in unrealized gain / (loss) on investment in silver	15,856	42,412	(33,466)
Total gain / (loss) on silver	13,260	40,311	(37,448)

Change in net assets from operations	$12,220	$39,354	$(38,302)

Net increase / (decrease) in net assets per Share	$0.59	$2.07	$(2.07)

Weighted average number of Shares	20,800,822	18,986,339	18,462,192

See Notes to the Financial Statements.

ETFS SILVER TRUST

Statements of Changes in Net Assets

For the years ended December 31, 2017, 2016 and 2015

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	19,600,000	$311,267
Net investment loss		(1,040)
Realized loss on investment in silver		(2,596)
Change in unrealized gain on investment in silver		15,856
Creations	3,100,000	50,050
Redemptions	(1,350,000)	(22,486)
Closing balance at December 31, 2017	21,350,000	$351,051

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	18,300,000	$248,059
Net investment loss		(957)
Realized loss on investment in silver		(2,101)
Change in unrealized gain on investment in silver		42,412
Creations	2,000,000	35,054
Redemptions	(700,000)	(11,200)
Closing balance at December 31, 2016	19,600,000	$311,267

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	18,700,000	$293,797
Net investment loss		(854)
Realized loss on investment in silver		(3,982)
Change in unrealized loss on investment in silver		(33,466)
Creations	1,000,000	15,497
Redemptions	(1,400,000)	(22,933)
Closing balance at December 31, 2015	18,300,000	$248,059

See Notes to the Financial Statements.

ETFS SILVER TRUST

Financial Highlights
For the years ended December 31, 2017, 2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$15.88	$13.56	$15.71
Income from investment operations:
Net investment loss	(0.05)	(0.05)	(0.05)
Total realized and unrealized gains or losses on investment in silver	0.61	2.37	(2.10)
Change in net assets from operations	0.56	2.32	(2.15)

Net asset value per Share at end of year	$16.44	$15.88	$13.56

Weighted average number of Shares	20,800,822	18,986,339	18,462,192

Expense ratio (1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value	3.53%	17.11%	(13.69)%

(1)The Expense ratio is calculated net of the Sponsor’s voluntary fee waiver (refer to Note 2.7).  Exclusive of the Sponsor’s voluntary fee waiver, the gross expense ratio is 0.45% for the years ending December 31, 2017, 2016, and 2015.

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

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Since August 15, 2014, an electronic, over-the-counter silver bullion auction has been conducted in London, England to establish a fixing price for an ounce of silver once each trading day (the “LBMA Silver Price”).  The LBMA Silver Price is established by the nine London Bullion Market Association (“LBMA”) authorized bullion banks and market makers participating in the auction and disseminated by major market vendors.  The LBMA Silver Price was initially operated by CME Group, Inc. until October 2, 2017, at which time the ICE Benchmark Administration (“IBA”) commenced administration of the LBMA Silver Price. The London Metal Price for silver held by the Trust is the LBMA Silver Price. Once the value of silver has been determined, the Net Asset Value (the “NAV”) is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the silver and all other assets held by the Trust.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2017	December 31, 2016

Level 2
Investment in silver	$351,140	$311,346

There were no re-allocations or transfers between levels during the years ended December 31, 2017 or 2016.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of the silver was transferred within two three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of silver is transferred within two business days of the trade date.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective as of September 5, 2017, the typical settlement period for Shares is three two business days. Prior to September 5, 2017, the typical settlement period for Shares was three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When silver is exchanged in settlement of redemption, it is considered a sale of silver for financial statement purposes.

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

2.6  Investment in Silver

Changes in ounces of silver and the respective values for the years ended December 31, 2017 and 2016 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2017	December 31, 2016
Ounces of silver
Opening balance	19,171,529.7	17,953,851.0
Creations	3,027,876.1	1,958,468.7
Redemptions	(1,318,192.7)	(685,202.5)
Transfers of silver to pay expenses	(60,558.7)	(55,587.5)
Closing balance	20,820,654.4	19,171,529.7

Investment in silver
Opening balance	$311,346	$248,122
Creations	50,050	35,054
Redemptions	(22,486)	(11,200)
Realized loss on silver distributed for the redemption of Shares	(2,476)	(1,974)
Transfers of silver to pay expenses	(1,030)	(941)
Realized loss on silver transferred to pay expenses	(120)	(127)
Change in unrealized gain on investment in silver	15,856	42,412
Closing balance	$351,140	$311,346

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

For the year ended December 31, 2017, the Sponsor’s Fee, net of waiver, was $1,039,540  (December 31, 2016:  $957,096;  December 31, 2015:  $854,317).

As a result of the waiver, fees waived for the year ending December 31, 2017 were $519,770  (December 31, 2016:  $478,548;  December 31, 2015:  $427,159).

At December 31, 2017, $89,564 was accrued and payable to the Sponsor  (December 31, 2016: $78,954).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.    Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2017, 2016 and 2015.

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

5. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful malfeasance or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents.

The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: February 26, 2018	/s/ Graham Tuckwell
Graham Tuckwell* President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2018	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.