Form 10-Q
period 2018-03-31
ETFS SILVER TRUST
filed 2018-05-04
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May  1,  2018, ETFS Silver Trust had 20,900,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2018: $375,223; December 31, 2017: $391,493)	$325,224	$351,140
Total assets	325,224	351,140

LIABILITIES
Fees payable to Sponsor	83	89
Total liabilities	83	89

NET ASSETS (1)	$325,141	$351,051

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2018 were 20,500,000 and at December 31, 2017 were 21,350,000. Net asset values per Share at March 31, 2018 and December 31, 2017 were $15.86 and $16.44, respectively.

See Notes to the Financial Statements

ETFS SILVER TRUST

Schedules of Investments
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	19,976,926.0	$375,223	$325,224	100.03%
Total investment in silver	19,976,926.0	$375,223	$325,224	100.03%
Less liabilities			(83)	(0.03)%
Net assets			$325,141	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	20,820,654.4	$391,493	$351,140	100.03%
Total investment in silver	20,820,654.4	$391,493	$351,140	100.03%
Less liabilities			(89)	(0.03)%
Net assets			$351,051	100.00%

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$371	$384
Less: Waiver of Sponsor's Fee (Note 2.7)	(124)	(128)
Total expenses	247	256

Net investment loss	(247)	(256)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(28)	(31)
Realized loss on silver distributed for the redemption of Shares	(1,836)	(570)
Change in unrealized (loss) / gain on investment in silver	(9,646)	36,586
Total (loss) / gain on investment in silver	(11,510)	35,985

Change in net assets from operations	$(11,757)	$35,729

Net (decrease) / increase in net assets per Share	$(0.57)	$1.77

Weighted average number of Shares	20,502,222	20,136,667

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2018 (Unaudited) and the year ended December 31, 2017

	Three Months Ended March 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	21,350,000	$351,051
Net investment loss		(247)
Realized loss on investment in silver		(1,864)
Change in unrealized loss on investment in silver		(9,646)
Creations	200,000	3,259
Redemptions	(1,050,000)	(17,412)
Closing balance at March 31, 2018	20,500,000	$325,141

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	19,600,000	$311,267
Net investment loss		(1,040)
Realized loss on investment in silver		(2,596)
Change in unrealized gain on investment in silver		15,856
Creations	3,100,000	50,050
Redemptions	(1,350,000)	(22,486)
Closing balance at December 31, 2017	21,350,000	$351,051

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$16.44	$15.88
Income from investment operations:
Net investment loss	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in silver	(0.57)	1.78
Change in net assets from operations	(0.58)	1.77

Net asset value per Share at end of period	$15.86	$17.65

Weighted average number of Shares	20,502,222	20,136,667

Expense ratio (1)(2)	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%

Total return, at net asset value (3)	(3.53)%	11.15%

(1)The Expense Ratio is calculated net of the voluntary waiver (refer to Note 2.7).  The Gross Expense Ratio is 0.45%.

(2)Annualized for periods of less than one year.

(3)Total return is not annualized.

See Notes to the Financial Statements

ETFS SILVER TRUST

Notes to the Financial Statements

1. Organization

The ETFS Silver Trust (the “Trust”) is an investment trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues ETFS Physical Silver Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets.  Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2018 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

The ICE Benchmark Administration (“IBA”) conducts an electronic, over-the-counter silver auction in London, England to establish a fixing price for an ounce of silver once each trading day, which is disseminated by major market vendors (the “LBMA Silver Price”). The LBMA Silver Price is established by the LBMA-authorized bullion banks and market makers participating in the auction. Prior to October 2, 2017, the LBMA Silver Price auction was operated by CME Group Inc. and Thomson Reuters.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2018	December 31, 2017

Level 2
Investment in silver	$325,224	$351,140

There were no transfers between levels during the three months ended March 31, 2018, or the year ended December 31, 2017.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally,  for all orders accepted prior to September 5, 2017, ownership of silver is transferred within three business days of trade date, and for all orders accepted on or after September 5, 2017, ownership of silver is transferred within two business days of trade date.

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

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets. Changes in the number of Shares outstanding are presented in the Statement of Changes in Net Assets.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2018 and December 31, 2017.

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the three months ended March 31, 2018 and for the year ended December 31, 2017 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2018	December 31, 2017
Ounces of silver
Opening balance	20,820,654.4	19,171,529.7
Creations	194,907.3	3,027,876.1
Redemptions	(1,023,612.7)	(1,318,192.7)
Transfers of silver to pay expenses	(15,023.0)	(60,558.7)
Closing balance	19,976,926.0	20,820,654.4

Investment in silver
Opening balance	$351,140	$311,346
Creations	3,259	50,050
Redemptions	(17,412)	(22,486)
Realized loss on silver distributed for the redemption of Shares	(1,836)	(2,476)
Transfers of silver to pay expenses	(253)	(1,030)
Realized loss on silver transferred to pay expenses	(28)	(120)
Change in unrealized (loss) / gain on investment in silver	(9,646)	15,856
Closing balance	$325,224	$351,140

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

For the three months ended March 31, 2018 and 2017 the Sponsor’s Fee, net of fees waived by the Sponsor, was $247,459 and $255,788, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended March 31, 2018 and 2017  was  $123,730 and $127,894, respectively.

At March 31, 2018 and at December 31, 2017, the fees payable to the Sponsor were $82,979 and $89,564, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2018 and 2017.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s LBMA Silver Price (the daily price of an ounce of silver as set at approximately 12:00 noon London, England time by LBMA-authorized bullion banks or market makers in an electronic, over-the-counter auction conducted by the ICE Benchmark Administration (“IBA”) and disseminated by major market vendors, or, if no LBMA Silver Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA Silver Price determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee.

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

The Quarter Ended March 31, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $351,050,772 at December 31, 2017 to $325,141,375 at March 31, 2018, a 7.38% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 3.47% from $16.87 at December 31, 2017 to $16.28 at March 31, 2018 and a decrease in outstanding Shares, which fell from 21,350,000 Shares at December 31, 2017 to 20,500,000 Shares at March 31, 2018, a result of 200,000 Shares (4 Baskets) being created and 1,050,000 Shares (21 Baskets) being redeemed during the quarter.

The NAV per Share decreased 3.53% from $16.44 at December 31, 2017 to $15.86 at March 31, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $247,459 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.08 at January 25, 2018 was the highest during the quarter, compared with a low of $15.83 at March 20, 2018.

The decrease in net assets from operations for the quarter ended March 31, 2018 was $11,757,082, resulting from a realized loss of $28,351 on the transfer of silver to pay expenses, a realized loss of $1,835,445 on silver distributed for the redemption of Shares,  a  change in unrealized loss on investment in silver of $9,645,827 and the Sponsor’s Fee, net of waiver, of $247,459. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2018

4 Baskets were created.

21 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
January 2018	21	1,050,000	0.975
February 2018	-	-	-
March 2018	-	-	-
	21	1,050,000	0.975

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Silver Trust
(Registrant)

Date: May 3, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.