Form 10-Q
period 2018-06-30
ETFS SILVER TRUST
filed 2018-08-09
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File Number: 001-34412

ETFS SILVER TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o ETF Securities USA LLC
712 Fifth Avenue – 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(844)  383-7289

c/o ETF Securities USA LLC

405 Lexington Avenue

New York, NY 10174

(Former name, former address, and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

As of August 1,  2018, ETFS Silver Trust had 21,550,000 ETFS Physical Silver Shares outstanding.

ETFS SILVER TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

ETFS SILVER TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2018: $383,847; December 31, 2017: $391,493)	$328,737	$351,140
Total assets	328,737	351,140

LIABILITIES
Fees payable to Sponsor	245	89
Total liabilities	245	89

NET ASSETS (1)	$328,492	$351,051

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2018 were 21,050,000 and at December 31, 2017 were 21,350,000. Net asset values per Share at June 30, 2018 and December 31, 2017 were $15.61 and $16.44, respectively.

See Notes to the Financial Statements

ETFS SILVER TRUST

Schedules of Investments
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	20,507,599.6	$383,847	$328,737	100.07%
Total investment in silver	20,507,599.6	$383,847	$328,737	100.07%
Less liabilities			(245)	(0.07)%
Net assets			$328,492	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	20,820,654.4	$391,493	$351,140	100.03%
Total investment in silver	20,820,654.4	$391,493	$351,140	100.03%
Less liabilities			(89)	(0.03)%
Net assets			$351,051	100.00%

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$377	$383	$748	$767
Less: Waiver of Sponsor's Fee (Note 2.7)	(125)	(128)	(249)	(256)
Total expenses	252	255	499	511

Net investment loss	(252)	(255)	(499)	(511)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(34)	(24)	(63)	(55)
Realized gain / (loss) on silver distributed for the redemption of Shares	-	(344)	(1,835)	(914)
Change in unrealized loss on investment in silver	(5,112)	(31,284)	(14,757)	5,302
Total (loss) / gain on investment in silver	(5,146)	(31,652)	(16,655)	4,333

Change in net assets from operations	$(5,398)	$(31,907)	$(17,154)	$3,822

Net (decrease) / increase in net assets per Share	$(0.26)	$(1.55)	$(0.83)	$0.19

Weighted average number of Shares	20,975,275	20,643,956	20,740,055	20,391,713

See Notes to the Financial Statements

ETFS SILVER TRUST

Statements of Changes in Net Assets
For the six months ended June 30, 2018 (Unaudited) and the year ended December 31, 2017

	Six Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	21,350,000	$351,051
Net investment loss		(499)
Realized loss on investment in silver		(1,898)
Change in unrealized loss on investment in silver		(14,757)
Creations	750,000	12,007
Redemptions	(1,050,000)	(17,412)
Closing balance at June 30, 2018	21,050,000	$328,492

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	19,600,000	$311,267
Net investment loss		(1,040)
Realized loss on investment in silver		(2,596)
Change in unrealized gain on investment in silver		15,856
Creations	3,100,000	50,050
Redemptions	(1,350,000)	(22,486)
Closing balance at December 31, 2017	21,350,000	$351,051

See Notes to the Financial Statements

ETFS SILVER TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$15.86	$17.65	$16.44	$15.88
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.03)
Total realized and unrealized gains or losses on investment in silver	(0.24)	(1.56)	(0.81)	0.23
Change in net assets from operations	(0.25)	(1.57)	(0.83)	0.20

Net asset value per Share at end of period	$15.61	$16.08	$15.61	$16.08

Weighted average number of Shares	20,975,275	20,643,956	20,740,055	20,391,713

Expense ratio (1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value (3)	(1.58)%	(8.90)%	(5.05)%	1.26%

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2018	December 31, 2017

Level 2
Investment in silver	$328,737	$351,140

There were no transfers between levels during the six months ended June 30, 2018, or the year ended December 31, 2017.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally,  for all orders accepted prior to September 5, 2017, ownership of silver is transferred within three business days of trade date, and for all orders accepted on or after September 5, 2017, ownership of silver is transferred within two business days of trade date.  At June 30, 2018, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2018 and December 31, 2017.

ETFS SILVER TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the six months ended June 30, 2018 and for the year ended December 31, 2017 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2018	December 31, 2017
Ounces of silver
Opening balance	20,820,654.4	19,171,529.7
Creations	730,677.9	3,027,876.1
Redemptions	(1,023,612.7)	(1,318,192.7)
Transfers of silver to pay expenses	(20,120.0)	(60,558.7)
Closing balance	20,507,599.6	20,820,654.4

Investment in silver
Opening balance	$351,140	$311,346
Creations	12,007	50,050
Redemptions	(17,412)	(22,486)
Realized loss on silver distributed for the redemption of Shares	(1,835)	(2,476)
Transfers of silver to pay expenses	(343)	(1,030)
Realized loss on silver transferred to pay expenses	(63)	(120)
Change in unrealized (loss) / gain on investment in silver	(14,757)	15,856
Closing balance	$328,737	$351,140

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

For the three months ended June 30, 2018 and 2017 the Sponsor’s Fee, net of fees waived by the Sponsor, was $251,362 and $255,654, respectively.    For the six months ended June 30, 2018 and 2017 the Sponsor’s Fee, net of fees waived by the Sponsor, was $498,821 and $511,442, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three and six months ended June 30, 2018 and 2017  was  $125,681 and $127,827, respectively.  For the six months ended June 30, 2018 and 2017 the Sponsor’s Fee waived was $249,411 and $255,721, respectively.

At June 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $245,210 and $89,564, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2018 and 2017.

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

ETFS SILVER TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements may relate to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended June 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $325,141,375 at March 31, 2018 to $328,491,610 at June 30, 2018, a 1.03% increase for the quarter. The increase in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 1.54% from $16.28 at March 31, 2018 to $16.03 at June 30, 2018 and an increase in outstanding Shares, which rose from 20,500,000 Shares at March 31, 2018 to 21,050,000 Shares at June 30, 2018, a result of 550,000 Shares (11 Baskets) being created during the quarter.  There were no Shares redeemed during the quarter.

The NAV per Share decreased 1.58% from $15.86 at March 31, 2018 to $15.61 at June 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $251,362 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $16.77 at June 15, 2018 was the highest during the quarter, compared with a low of $15.61 at June 29, 2018.

The decrease in net assets from operations for the quarter ended June 30, 2018 was $5,397,190, resulting from a realized loss of $34,207 on the transfer of silver to pay expenses,  a  change in unrealized loss on investment in silver of $5,111,621 and the Sponsor’s Fee, net of waiver, of $251,362. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2018.

The Six Months Ended June 30, 2018

The Trust’s NAV decreased from $351,050,772 at December 31, 2017 to $328,491,610 at June 30, 2018, a 6.43% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 21,350,000 Shares at December 31, 2017 to 21,050,000 Shares at June 30, 2018, a result of 750,000 Shares (15 Baskets) being created and 1,050,000 Shares (21 Baskets) being redeemed during the period and a decrease in the price per ounce of silver, which fell 4.98% from $16.87 at December 31, 2017 to $16.03 at June 30, 2018.

The NAV per Share decreased 5.05% from $16.44 at December 31, 2017 to $15.61 at June 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $498,821 for the six months ended June 30, 2018, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.08 at January 25, 2018 was the highest during the period, compared with a low of $15.61 at June 29, 2018.

The decrease in net assets from operations for the six months ended June 30, 2018 was $17,154,272, resulting from a change in unrealized loss on investment of silver of $14,757,448, a realized loss of $62,558 on the transfer of silver to pay expenses, a realized loss of $1,835,445 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $498,821. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended June 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS SILVER TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2018

11 Baskets were created.

0 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
April 2018	-	-
May 2018	-	-
June 2018	-	-
	-	-

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

ETF SECURITIES USA LLC

Date: August 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.