Form 10-Q
period 2018-09-30
Aberdeen Standard Silver ETF Trust
filed 2018-11-09
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File Number: 001-34412

ABERDEEN STANDARD SILVER ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(844) 383-7289

ETFS Silver Trust

c/o ETF Securities USA LLC

712 Fifth Avenue – 49th Floor

New York, NY 10019

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of November 7, 2018, Aberdeen Standard Silver ETF Trust had 23,300,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

ABERDEEN STANDARD SILVER ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

ABERDEEN STANDARD SILVER ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2018: $393,662; December 31, 2017: $391,493)	$302,736	$351,140
Total assets	302,736	351,140

LIABILITIES
Fees payable to Sponsor	75	89
Total liabilities	75	89

NET ASSETS (1)	$302,661	$351,051

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2018 were 21,750,000 and at December 31, 2017 were 21,350,000. Net asset values per Share at September 30, 2018 and December 31, 2017 were $13.92 and $16.44, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments
At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	21,162,945.3	$393,662	$302,736	100.02%
Total investment in silver	21,162,945.3	$393,662	$302,736	100.02%
Less liabilities			(75)	(0.02)%
Net assets			$302,661	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	20,820,654.4	$391,493	$351,140	100.03%
Total investment in silver	20,820,654.4	$391,493	$351,140	100.03%
Less liabilities			(89)	(0.03)%
Net assets			$351,051	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$361	$395	$1,109	$1,162
Less: Waiver of Sponsor's Fee (Note 2.7)	(121)	(131)	(370)	(387)
Total expenses	240	264	739	775

Net investment loss	(240)	(264)	(739)	(775)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(46)	(35)	(109)	(90)
Realized loss on silver distributed for the redemption of Shares	-	(1,113)	(1,835)	(2,027)
Change in unrealized (loss) / gain on investment in silver	(35,816)	9,775	(50,573)	15,077
Total (loss) / gain on investment in silver	(35,862)	8,627	(52,517)	12,960

Change in net assets from operations	$(36,102)	$8,363	$(53,256)	$12,185

Net (decrease) / increase in net assets per Share	$(1.68)	$0.39	$(2.54)	$0.59

Weighted average number of Shares	21,514,130	21,215,217	21,000,916	20,669,231

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2018 (Unaudited) and the year ended December 31, 2017

	Nine Months Ended September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	21,350,000	$351,051
Net investment loss		(739)
Realized loss on investment in silver		(1,944)
Change in unrealized loss on investment in silver		(50,573)
Creations	1,450,000	22,278
Redemptions	(1,050,000)	(17,412)
Closing balance at September 30, 2018	21,750,000	$302,661

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	19,600,000	$311,267
Net investment loss		(1,040)
Realized loss on investment in silver		(2,596)
Change in unrealized gain on investment in silver		15,856
Creations	3,100,000	50,050
Redemptions	(1,350,000)	(22,486)
Closing balance at December 31, 2017	21,350,000	$351,051

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$15.61	$16.08	$16.44	$15.88
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.03)	(0.04)
Total realized and unrealized gains or losses on investment in silver	(1.68)	0.38	(2.49)	0.61
Change in net assets from operations	(1.69)	0.37	(2.52)	0.57

Net asset value per Share at end of period	$13.92	$16.45	$13.92	$16.45

Weighted average number of Shares	21,514,130	21,215,217	21,000,916	20,669,231

Expense ratio (1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value (3)	(10.83)%	2.30%	(15.33)%	3.59%

(1)The Expense Ratio is calculated net of the voluntary waiver (refer to Note 2.7).  The Gross Expense Ratio is 0.45%.

(2)Annualized for periods of less than one year.

(3)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Silver ETF Trust (the “Trust”), formerly known as ETFS Silver Trust prior to October 1, 2018, is an investment trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018, and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues Aberdeen Standard Physical Silver Shares ETF (“Shares”), formerly known as ETFS Physical Silver Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets.  Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

ABERDEEN STANDARD SILVER ETF TRUST

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

ABERDEEN STANDARD SILVER ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2018	December 31, 2017

Level 2
Investment in silver	$302,736	$351,140

There were no transfers between levels during the nine months ended September 30, 2018, or the year ended December 31, 2017.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of silver is transferred within three business days of trade date, and for all orders accepted on or after September 5, 2017, ownership of silver is transferred within two business days of trade date.  At September 30, 2018, the Trust had no silver receivable or payable for the creation or redemption of Shares.

ABERDEEN STANDARD SILVER ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 and December 31, 2017.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the nine months ended September 30, 2018 and for the year ended December 31, 2017 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2018	December 31, 2017
Ounces of silver
Opening balance	20,820,654.4	19,171,529.7
Creations	1,411,952.6	3,027,876.1
Redemptions	(1,023,612.7)	(1,318,192.7)
Transfers of silver to pay expenses	(46,049.0)	(60,558.7)
Closing balance	21,162,945.3	20,820,654.4

Investment in silver
Opening balance	$351,140	$311,346
Creations	22,278	50,050
Redemptions	(17,412)	(22,486)
Realized loss on silver distributed for the redemption of Shares	(1,835)	(2,476)
Transfers of silver to pay expenses	(753)	(1,030)
Realized loss on silver transferred to pay expenses	(109)	(120)
Change in unrealized (loss) / gain on investment in silver	(50,573)	15,856
Closing balance	$302,736	$351,140

ABERDEEN STANDARD SILVER ETF TRUST

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

For the three months ended September 30, 2018 and 2017 the Sponsor’s Fee, net of fees waived by the Sponsor, was $240,405 and $263,555, respectively.  For the nine months ended September 30, 2018 and 2017 the Sponsor’s Fee, net of fees waived by the Sponsor, was $739,226 and $774,996, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended September 30, 2018 and 2017 was $120,203 and $131,778, respectively.  For the nine months ended September 30, 2018 and 2017 the Sponsor’s Fee waived was $369,613 and $387,498, respectively.

At September 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $74,636 and $89,564, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2018 and 2017.

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

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date.  During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified other than the following:

Effective October 1, 2018, the name of the Trust changed from ETFS Silver Trust to Aberdeen Standard Silver ETF Trust, and the name of the Shares issuable by the Trust changed from ETFS Physical Silver Shares to Aberdeen Standard Physical Silver Shares ETF.  In addition, effective October 1, 2018, the name of the Trust’s Sponsor changed from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC. In connection with the Trust’s name change, the Trust’s CUSIP number changed to 003264108.

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which has an effective date of November 5, 2018. The Sponsor has evaluated the effect that the Rule will have on the Trust’s 10-Q and has determined that the Rule will not have a significant impact on the presentation or disclosures in the Trust’s September 30, 2018 10-Q. The Sponsor has elected to forego the changes for the current interim reporting period, and will adopt the changes in the Trust’s 10-Q for the period ended March 31, 2019.

ABERDEEN STANDARD SILVER ETF TRUST

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

ABERDEEN STANDARD SILVER ETF TRUST

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

ABERDEEN STANDARD SILVER ETF TRUST

Recent Events

On September 20, 2018, the Sponsor entered into an Amendment to the Trust Agreement with the Trustee (the “DTA Amendment”), effective as of October 1, 2018.  The DTA Amendment reflects the changed name of the Trust from ETFS Silver Trust to Aberdeen Standard Silver ETF Trust, the changed name of the Shares from ETFS Physical Silver Shares to Aberdeen Standard Physical Silver Shares ETF, and the changed name of the Sponsor from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC (collectively, the “Name Changes”).  No other material changes to the Trust Agreement were made in connection with the Name Changes.

The Quarter Ended September 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $328,491,610 at June 30, 2018 to $302,661,296 at September 30, 2018, a 7.86% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 10.76% from $16.03 at June 30, 2018 to $14.31 at September 30, 2018 and an increase in outstanding Shares, which rose from 21,050,000 Shares at June 30, 2018 to 21,750,000 Shares at September 30, 2018, a result of 700,000 Shares (14 Baskets) being created during the quarter.  There were no Shares redeemed during the quarter.

The NAV per Share decreased 10.83% from $15.61 at June 30, 2018 to $13.92 at September 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $240,405 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $15.77 at July 9, 2018 was the highest during the quarter, compared with a low of 13.74 at September 11, 2018.

The decrease in net assets from operations for the quarter ended September 30, 2018 was $36,102,061, resulting from a realized loss of $46,044 on the transfer of silver to pay expenses, a change in unrealized loss on investment in silver of $35,815,612 and the Sponsor’s Fee, net of waiver, of $240,405. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2018.

The Nine Months Ended September 30, 2018

The Trust’s NAV decreased from $351,050,772 at December 31, 2017 to $302,661,296 at September 30, 2018, a 13.78% decrease for the period. The decrease in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 21,350,000 Shares at December 31, 2017 to 21,750,000 Shares at September 30, 2018, a result of 1,450,000 Shares (29 Baskets) being created and 1,050,000 Shares (21 Baskets) being redeemed during the period and a decrease in the price per ounce of silver, which fell 15.18% from $16.87 at December 31, 2017 to $14.31 at September 30, 2018.

The NAV per Share decreased 15.33% from $16.44 at December 31, 2017 to $13.92 at September 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $739,226 for the nine months ended September 30, 2018, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.08 at January 25, 2018 was the highest during the period, compared with a low of $13.74 at September 11, 2018.

The decrease in net assets from operations for the nine months ended September 30, 2018 was $53,256,333, resulting from a change in unrealized loss on investment of silver of $50,573,060, a realized loss of $108,602 on the transfer of silver to pay expenses, a realized loss of $1,835,445 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $739,226. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2018.

ABERDEEN STANDARD SILVER ETF TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2018,  the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended September 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD SILVER ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2018

14 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
July 2018	-	-
August 2018	-	-
September 2018	-	-
	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ABERDEEN STANDARD SILVER ETF TRUST

Item 6. Exhibits

4.1	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.1	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.2	Amendment to the Unallocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ABERDEEN STANDARD SILVER ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC (FORMERLY, ETF SECURITIES USA LLC)

Date: November 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.