Form 10-K
period 2018-12-31
Aberdeen Standard Silver ETF Trust
filed 2019-03-01
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34412

ABERDEEN STANDARD SILVER ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(844)  383-7289

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Aberdeen Standard Physical Silver Shares ETF	NYSE Arca

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 29,  2018 as reported by the NYSE Arca, Inc. on that date: $329,643,000.

As of February 25, 2019,  Aberdeen Standard Silver ETF Trust has 22,200,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

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

F-1

PART I

Item 1. Business

The purpose of the Aberdeen Standard Silver ETF Trust (the “Trust”), formerly known as ETFS Silver Trust prior to October 1, 2018, is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial deposit of silver was made in exchange for the issuance of 2 Baskets (a “Basket” consists of 50,000 Shares). The number of shares that constitutes a Basket for the purpose of creations and redemptions was reduced from 100,000 Shares to 50,000 Shares effective on August 11, 2016.

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is HSBC Bank plc (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $351,050,772 at December 31, 2017 to $339,734,175 at December 31, 2018, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 21,350,000 Shares at December 31, 2017 to 22,600,000 Shares outstanding at December 31, 2018.

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

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding silver bullion. The Shares offer an investment that:

•Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the silver market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 p.m. New York time.

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to GFMS Limited in the World Silver Survey 2018, at the end of 2017, government-held silver bullion stocks total 89.1 million ounces.

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

The following table sets forth a summary of the world silver supply and demand for the period from 2008 to 2017 and is based on information reported by the World Silver Survey 2018, published by GFMS, Thomson Reuters.

(in millions of ounces)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply
Mine Production	684.7	717.3	753.0	758.3	791.7	823.3	867.8	895.1	888.6	852.1
Net Government Sales	30.5	15.6	44.2	12.0	7.4	7.9	-	-	-	-
Scrap	200.7	200.6	227.2	261.2	253.8	191.0	165.4	141.1	139.7	138.1
Net Hedging Supply	(8.7)	(17.4)	50.4	12.2	(47.1)	(34.8)	16.8	7.8	(18.9)	1.4
Total Supply	907.2	916.1	1,074.8	1,043.8	1,005.8	987.4	1,050.0	1,044.0	1,009.4	991.6

Demand
Jewelry	177.6	176.9	190.0	191.5	187.4	220.6	226.4	226.7	205.0	209.1
Coins & Bars	197.9	94.9	150.3	212.7	159.7	241.1	234.1	292.1	207.8	151.1
Silverware	58.4	53.2	51.9	47.5	43.8	59.3	61.2	63.2	52.4	58.4
Industrial Fabrication	641.9	528.2	633.8	661.5	600.1	604.6	596.3	583.2	576.8	599.0
Electrical & Electronics	271.7	227.4	301.2	290.8	266.7	266.0	263.9	246.0	233.9	242.9
Brazing Alloys & Solders	61.8	53.8	61.2	63.2	61.1	63.7	66.7	61.5	55.3	57.5
Photography	98.2	76.4	67.5	61.2	54.2	50.5	48.5	46.6	45.2	44.0
Photovoltaic	-	-	-	75.8	58.2	55.9	51.8	59.2	79.3	94.1
Ethylene Oxide	7.4	4.8	8.7	6.2	4.7	7.7	5.0	10.2	10.2	6.9
Other Industrial	202.8	165.8	195.2	164.2	155.1	160.8	160.6	159.8	152.9	153.7
ETP Inventory Build	101.3	156.9	129.5	(24.0)	55.3	2.5	1.4	(17.8)	49.8	2.4
Exchange Inventory Build	(7.1)	(15.3)	(7.4)	12.2	62.2	8.8	(5.3)	12.6	79.8	6.8
Total Demand	1,170.0	994.8	1,148.1	1,101.4	1,108.5	1,136.9	1,114.1	1,160.0	1,171.6	1,026.8

Net Balance	(262.8)	(78.6)	(73.2)	(57.5)	(102.6)	(149.5)	(64.0)	(116.1)	(162.1)	(35.2)

Source: World Silver Survey 2018

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that while approximately half of gold demand is used for jewelry, approximately half of silver fabrication demand is used for industrial applications.

New mine production accounts for approximately 86% of total silver supply. Recycled silver accounts for around 14% of total supply. Recycled silver totaled 4,296 tons in 2017, marking the sixth consecutive year of reduced recycling supply. The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 79% of total demand in 2017. Photography has been taking a lower share of overall silver demand falling from 8% in 2008 to 4% in 2017, while photovoltaic demand has risen in recent years accounting for 9% in 2017. Investment in coins and bars have amounted to 15% of demand in 2017.

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

The following chart illustrates the movements in the price of an ounce of silver in dollars from December 2008 to December 2018 and is based on information provided by Bloomberg:

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as a store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44 per ounce, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011.  In 2018 silver prices fell 8.5%, closing at $15.47 per ounce, driven by a stronger dollar and concerns of a global slowdown impacting industrial demand.

Operation of the Silver Bullion Market

The global trade in silver bullion consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The thirteen market-making members of the LBMA are: BNP Paribas SA, Citibank N.A. (through its London Branch), HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia-Scotia Mocatta, Société Générale, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 72 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”). This period lasts for approximately four hours each New York business day morning.

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

On July 14, 2017, the LBMA announced that ICE Benchmark Administration (“IBA”) had been selected to be the third-party administrator for the “LBMA Silver Price”. Effective from October 2, 2017, IBA is providing the auction platform and methodology as well as the overall administration and governance for the LBMA Silver Price benchmark. IBA operates an “equilibrium auction”, which is an electronic, tradable and auditable, over-the-counter auction for LBMA-authorized participating silver bullion banks or market makers and sponsored clients of direct participants (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “LBMA Silver Price”. The LBMA Silver Price equilibrium auction operated by CME Group Inc. and Thomson Reuters prior to October 2, 2017 was selected by the LBMA as the silver valuation replacement for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014. The LBMA Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

The LBMA Silver Price is the result of an “equilibrium auction” because it establishes a price for a troy ounce of Silver Good Delivery Bars that clears the maximum amount of bids and offers for silver entered by order-submitting silver participants each day. IBA uses ICE’s front-end system, WebICE, as the technology platform that allows direct participants, as well as sponsored clients of direct participants, to manage their orders in the auction in real time via their own desktops. As the IBA electronic silver auction market develops, IBA expects to admit additional silver participants to the order submission process. The benchmark is published when the auction finishes, typically a few minutes after 12:00 noon (London time).

At the opening of each auction, IBA in the role of auction chairman (“Chairman”) announces an opening price (in U.S. Dollars), that takes into account current market conditions and begins auction rounds, with an expected duration of at least 30 seconds each. During each auction round, participants may enter the volume they wish to buy or sell at that price, and such orders will be part of the price formation. Aggregate bid and offer volume is shown live on WebICE. At the end of each auction round, the total net volume is calculated. If this “imbalance” is larger than the imbalance tolerance (normally 500,000 oz.) then the Chairman sets a new price (based on the current market conditions, and the direction and magnitude of the imbalance in the round) and begins a new auction round. If the imbalance is less than the tolerance, then the auction is complete with all volume tradeable at that price. The price is then set in U.S. Dollars and also converted into other currencies, including Australian Dollars, British Pounds, Canadian Dollars, Euros, Onshore and Offshore Yuan, Indian Rupees, Japanese Yen, Malaysian Ringgit, Russian Rubles, Singapore Dollars, South African Rand, Swiss Francs, New Taiwan Dollars, Thai Baht and Turkish Lira. The auction is run at 12:00 noon (London time).

During the auction, the price at the start of each round, and the volumes at the end of each round are available through major market data vendors. As soon as the auction finishes, the final prices and volumes are available through major market data vendors. IBA also publishes transparency reports, detailing the prices, volumes and times for each round of the auction. These transparency reports are available through major market data vendors and IBA when the auction finishes. The process can also be observed real-time through a WebICE screen. The auction mechanism provides a complete audit trail.

As of August 1, 2017, there were seven direct participants in the LBMA Silver Price administered by CME Group and Thomson Reuters. As of February 11, 2019, there are 10 direct participants participating in the auction process that determines the LBMA Silver Price.

Since April 1, 2015, the LBMA Silver Price has been regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom (“UK”).  IBA is authorized as a regulated benchmark administrator by the FCA. Under the UK benchmark regulation, the governance structure for a regulated benchmark must include an Oversight Committee, made up of market participants, industry bodies, direct participant representatives, infrastructure providers and the administrator (i.e., IBA). Through the Oversight Committee the LBMA continues to have significant involvement in the oversight of the auction process, including, among other matters, changes to the methodology and accreditation of direct participants. The price discovery process for the LBMA Silver Price is subject to surveillance by IBA. IBA has been formally assessed against the IOSCO Principles for Financial Benchmarks (the “IOSCO Principles”). In order to meet the IOSCO Principles, the price discovery used for the LBMA Silver Price benchmark is auditable and transparent.

The LBMA Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the auction. IBA’s auction process is similar to CME Group’s auction process, which in turn was similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA Silver Price has several advantages over the previous London silver fix. IBA’s auction process is fully transparent in real-time to direct participants and sponsored clients and, at the close of each auction, to the general public. IBA’s auction process is also fully auditable since an audit trail exists for every change made in the process. Moreover, the audit trail and active surveillance of the auction process by IBA, as well as the FCA’s oversight of IBA, will deter manipulative and abusive conduct in establishing each day’s LBMA Silver Price.

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

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels: internal and external governmental supervision. The internal is performed through self-regulation and consists of regular monitoring of the following: the central algorithmic matching process to ensure that it is conducted in conformance with all exchange rules; the orderly trading and settlement of futures and options; the financial condition of all exchange member firms to ensure that they continuously meet financial commitments; and the volume positions of commercial and non-commercial customers to ensure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and clearing houses and monitors their enforcement.

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

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in the interstate commerce as spot as well as deliverable forwards.  The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of silver bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London bullion markets. While the Shares will trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the global silver market is reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The Sponsor’s Fee,  net of waiver, for the year ended December 31, 2018 was $984,811  (December 31, 2017:  $1,039,540; December 31, 2016: $957,096).

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

The Sponsor

The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019, a Delaware corporation. As a result of the sale, ASII became the sole member of the Sponsor. ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc, which together with its affiliates and subsidiaries, is collectively referred to as “Aberdeen.” Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: Aberdeen Standard Investments Inc., Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC, 712 Fifth Avenue, 49th Floor, New York, NY 10019. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ASII, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

Name Changes

Effective October 1, 2018, the name of the Trust changed from the “ETFS Silver Trust” to the “Aberdeen Standard Silver ETF Trust”. In addition, effective October 1, 2018, the name of the Shares changed from “ETFS Physical Silver Shares” to “Aberdeen Standard Physical Silver Shares ETF”, and the name of the Sponsor changed from “ETF Securities USA LLC” to “Aberdeen Standard Investments ETFs Sponsor LLC”.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2018, the Trustee was in compliance with these conditions.

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

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell silver or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. Affiliates of the Trustee are subject to the same transaction fee as other Authorized Participants.

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

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell silver or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Custodian and its affiliates are subject to the same transaction fee as other Authorized Participants.

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018.

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

Shareholders will be required to recognize gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expense for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

United States Information Reporting and Backup Withholding Tax for US and Non-US Shareholders

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major silver markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for silver is reduced after the close of the major world silver markets, including London and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”). As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

A possible “short squeeze” due to a sudden increase in demand of Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing silver exposure or to speculate on the price of silver. Speculation on the price of silver may involve long and short exposures. To the extent aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in Shares that are not directly correlated to the price of silver.

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

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last five years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals), or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

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

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian or any sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

The Custodian, the Trustee and the Marketing Agent depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK remains a member of the EU until the legally established departure date of March 29, 2019 and, until such date, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for a transitional period, depending on whether a deal is struck and, if so, what that deal is. The unavoidable uncertainties and events related to Brexit could negatively affect taxes and costs of business; cause volatility in currency exchange rates, interest rates, and European, UK or worldwide political, regulatory, economic or market conditions; and contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2018 and 2017.

Fiscal Year Ended December 31, 2018: Quarter Ended
	High	Low
March 31, 2018	$17.12	$15.79
June 30, 2018	$16.81	$15.59
September 30, 2018	$15.69	$13.70
December 31, 2018	$15.04	$13.61

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$17.99	$15.94
June 30, 2017	$18.11	$15.78
September 30, 2017	$17.68	$15.22
December 31, 2017	$16.97	$15.34

The number of outstanding Shares of the Trust as of February 2, 2019 was 22,200,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2018	$15.02	$14.04
September 2018	$14.22	$13.70
October 2018	$14.34	$13.90
November 2018	$14.34	$13.61
December 2018	$15.04	$13.96
January 2019	$15.61	$14.88

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2018 and 2017:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2018	1,050,000	0.975
February 2018	-	-
March 2018	-	-
April 2018	-	-
May 2018	-	-
June 2018	-	-
July 2018	-	-
August 2018	-	-
September 2018	-	-
October 2018	-	-
November 2018	-	-
December 2018	700,000	0.972
Total	1,750,000	0.974

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2017	-	-
February 2017	400,000	0.978
March 2017	-	-
April 2017	100,000	0.977
May 2017	-	-
June 2017	100,000	0.977
July 2017	-	-
August 2017	400,000	0.976
September 2017	150,000	0.976
October 2017	-	-
November 2017	-	-
December 2017	200,000	0.975
Total	1,350,000	0.976

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$339,822	$351,140	$311,346	$248,122	$293,873
Total (loss) / gain on silver	$(27,179)	$13,260	$40,311	$(37,448)	$(66,749)
Change in net assets from operations	$(28,164)	$12,220	$39,354	$(38,302)	$(67,805)
Weighted average number of Shares	21,487,534	20,800,822	18,986,339	18,462,192	18,748,219
Net (decrease) / increase in net assets per Share	$(1.31)	$0.59	$2.07	$(2.07)	$(3.62)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

Introduction.

The Aberdeen Standard Silver ETF Trust (the “Trust”), formerly known as ETFS Silver Trust prior to October 1, 2018, is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and, the sponsor of the Trust, Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of silver bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

NAV per Share vs. Silver Price from July 20, 2009 (the Date of Inception) to December 31, 2018

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
7/20/2009
7/20/2010
7/20/2011
7/20/2012
7/20/2013
7/20/2014
7/20/2015
7/20/2016
7/20/2017
7/20/2018
1 ounce of silver
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

Valuation of Silver

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Since August 15, 2014, an electronic, over-the-counter silver bullion auction has  been conducted in London, England to establish a fixing price for an ounce of silver once each trading day (the “LBMA Silver Price”).  As of the date of filing, the LBMA Silver Price is established by the 10 LBMA-authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. The LBMA Silver Price was initially operated by CME Group, Inc. until October 2, 2017, at which time the ICE Benchmark Administration (“IBA”) commenced administration of the  LBMA Silver Price.  The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.  Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated as the difference between the fair value and cost of silver transferred.

(Amounts in 000's of US$)	December 31, 2018	December 31, 2017	December 31, 2016
Investment in silver - cost	$402,801	$391,493	$367,554
Unrealized loss on investment in silver	(62,979)	(40,353)	(56,208)
Investment in silver - fair value	$339,822	$351,140	$311,346

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2018 and 2017, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$)
Total (loss) / gain on silver	$(27,179)	$13,260	$40,311
Net (loss) / gain from operations	$(28,164)	$12,220	$39,354
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2018

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $351,050,772 at December 31, 2017 to $339,734,175 at December 31, 2018, a 3.22% decrease for the year. The decrease in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 21,350,000 Shares at December 31, 2017 to 22,600,000 Shares at December 31, 2018, a result of 3,000,000 Shares (60 Baskets) being created and 1,750,000 Shares (35 Baskets) being redeemed during the year and a decrease in the price per ounce of silver, which fell 8.30% from $16.87 at December 31, 2017 to $15.47 at December 31, 2018.

NAV per Share decreased 8.58% from $16.44 at December 31, 2017 to $15.03 at December 31, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $984,811 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $17.08 at January 25, 2018 was the highest during the year, compared with a low of $13.58 at November 14, 2018.

The decrease in net assets from operations for the year ended December 31, 2018 was $28,163,930, resulting from a change in unrealized loss on investment in silver of $22,626,118, a realized loss of $178,535 on the transfer of silver to pay expenses, a realized loss of $4,374,466 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $984,811. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data - unaudited

Quarterly Income Statements

Year Ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$371	$377	$361	$368	$1,477
Less: Waiver of Sponsor's Fee (Note 2.7)	(124)	(125)	(121)	(122)	(492)
Total expenses	247	252	240	246	985

Net investment loss	(247)	(252)	(240)	(246)	(985)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(28)	(34)	(46)	(71)	(179)
Realized loss on silver distributed for the redemption of Shares	(1,836)	-	-	(2,538)	(4,374)
Change in unrealized (loss) / gain on investment in silver	(9,646)	(5,112)	(35,816)	27,948	(22,626)
Total (loss) / gain on silver	(11,510)	(5,146)	(35,862)	25,339	(27,179)

Change in net assets from operations	$(11,757)	$(5,398)	$(36,102)	$25,093	$(28,164)

Net (decrease) / increasein net assets per Share	$(0.57)	$(0.26)	$(1.68)	$1.09	$(1.31)

Weighted average number of Shares	20,502,222	20,975,275	21,514,130	22,931,522	21,487,534

Year Ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$384	$383	$395	$398	$1,560
Less: Waiver of Sponsor's Fee (Note 2.7)	(128)	(128)	(131)	(133)	(520)
Total expenses	256	255	264	265	1,040

Net investment loss	(256)	(255)	(264)	(265)	(1,040)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(31)	(24)	(35)	(30)	(120)
Realized loss on silver distributed for the redemption of Shares	(570)	(344)	(1,113)	(449)	(2,476)
Change in unrealized gain / (loss) on investment in silver	36,586	(31,284)	9,775	779	15,856
Total gain / (loss) on silver	35,985	(31,652)	8,627	300	13,260

Change in net assets from operations	$35,729	$(31,907)	$8,363	$35	$12,220

Net increase / (decrease)in net assets per Share	$1.77	$(1.55)	$0.39	$0.00	$0.59

Weighted average number of Shares	20,136,667	20,643,956	21,215,217	21,191,304	20,800,822

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2018, the Trust’s disclosure controls and procedures were effective.

Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018.

Report of  Independent  Registered  Public  Accounting  Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Silver ETF Trust (formerly “ETFS Silver Trust”):

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Silver ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements and financial highlights.

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
February 27, 2019

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer are set out below:

Christopher Demetriou – President and Chief Executive Officer

Mr. Demetriou is Chief Executive Officer – Americas for ASII. Mr. Demetriou is a member of the Group Executive Committee as well as several other committees within the organization. Mr. Demetriou is based in Philadelphia and is responsible for Aberdeen Standard Investments’ operations across North and South America. Mr. Demetriou previously held the position of Deputy Chief Executive Officer – Americas for ASII from December 2016 to April 2018, Chief Financial Officer – Americas from January 2016 to December 2016, and Head of Finance – Americas from June 2014 to January 2016. Mr. Demetriou joined ASII in June 2014, as a result of Aberdeen’s acquisition of SVG, a FTSE 250 private equity investor based in London. While at SVG, from June 2010 to June 2014, Mr. Demetriou was Group Financial Controller and Deputy Head of Strategy. Prior to joining SVG, Mr. Demetriou worked at Ernst and Young, specializing in Asset and Wealth Management audits and transactions. Mr. Demetriou is a Chartered Accountant and has a BA in Politics from the University of York in England.

Andrea Melia – Chief Financial Officer and Treasurer

Ms. Melia is Vice President and Head of Fund Operations, Traditional Assets – Americas for ASII. Ms. Melia has managed the fund administration team since joining ASII in September 2009. Prior to joining ASII, Ms. Melia was Director of fund administration and accounting oversight for Princeton Administrators LLC, a division of BlackRock Inc. and had worked with Princeton Administrators since 1992. Ms. Melia holds a BS in Accounting from University of Scranton and a MBA from Rider University.

As described under Item 1 above, ASII is the parent of the Sponsor.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

Security Ownership of Management

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Audit fees - KPMG	$66,500	$50,160
Audit related fees - KPMG	8,000	18,000
Audit related fees - Deloitte	-	6,000
Total	$74,500	$74,160

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156307 on July 21, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2018

99.1	Novation Agreement, incorporated by reference to Exhibit 99.1 filed with Commission File No. 001-34412 on December 18, 2014

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD SILVER ETF TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Silver ETF Trust (formerly “ETFS Silver Trust”):

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Silver ETF Trust (the “Trust”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2018, and the financial highlights for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

New York, New York
February 27, 2019

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Assets and Liabilities
At December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2018: $402,801; December 31, 2017: $391,493)	$339,822	$351,140
Total assets	339,822	351,140

LIABILITIES
Fees payable to Sponsor	88	89
Total liabilities	88	89

NET ASSETS (1)	$339,734	$351,051

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2018 were 22,600,000 and at December 31, 2017 were 21,350,000.  Net asset value per Share at December 31, 2018 was $15.03 and at December 31, 2017 was $16.44.

See Notes to the Financial Statements.

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments
At December 31, 2018 and 2017

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	21,973,640.6	$402,801	$339,822	100.03%
Total investment in silver	21,973,640.6	$402,801	$339,822	100.03%
Less liabilities			(88)	(0.03)%
Net assets			$339,734	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	20,820,654.4	$391,493	$351,140	100.03%
Total investment in silver	20,820,654.4	$391,493	$351,140	100.03%
Less liabilities			(89)	(0.03)%
Net assets			$351,051	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations
For the years ended December 31, 2018, 2017 and 2016

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,477	$1,560	$1,436
Less: Waiver of Sponsor's Fee (Note 2.7)	(492)	(520)	(479)
Total expenses	985	1,040	957

Net investment loss	(985)	(1,040)	(957)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(179)	(120)	(127)
Realized loss on silver distributed for the redemption of Shares	(4,374)	(2,476)	(1,974)
Change in unrealized (loss) / gain on investment in silver	(22,626)	15,856	42,412
Total (loss) / gain on investment in silver	(27,179)	13,260	40,311

Change in net assets from operations	$(28,164)	$12,220	$39,354

Net (decrease) / increase in net assets per Share	$(1.31)	$0.59	$2.07

Weighted average number of Shares	21,487,534	20,800,822	18,986,339

See Notes to the Financial Statements.

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets

For the years ended December 31, 2018, 2017 and 2016

	December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	21,350,000	$351,051
Net investment loss		(985)
Realized loss on investment in silver		(4,553)
Change in unrealized loss on investment in silver		(22,626)
Creations	3,000,000	44,194
Redemptions	(1,750,000)	(27,347)
Closing balance at December 31, 2018	22,600,000	$339,734

	December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	19,600,000	$311,267
Net investment loss		(1,040)
Realized loss on investment in silver		(2,596)
Change in unrealized gain on investment in silver		15,856
Creations	3,100,000	50,050
Redemptions	(1,350,000)	(22,486)
Closing balance at December 31, 2017	21,350,000	$351,051

	December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	18,300,000	$248,059
Net investment loss		(957)
Realized loss on investment in silver		(2,101)
Change in unrealized gain on investment in silver		42,412
Creations	2,000,000	35,054
Redemptions	(700,000)	(11,200)
Closing balance at December 31, 2016	19,600,000	$311,267

See Notes to the Financial Statements.

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights
For the years ended December 31, 2018, 2017 and 2016

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$16.44	$15.88	$13.56
Income from investment operations:
Net investment loss	(0.05)	(0.05)	(0.05)
Total realized and unrealized gains or losses on investment in silver	(1.36)	0.61	2.37
Change in net assets from operations	(1.41)	0.56	2.32

Net asset value per Share at end of period	$15.03	$16.44	$15.88

Weighted average number of Shares	21,487,534	20,800,822	18,986,339

Expense ratio (1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value	(8.58)%	3.53%	17.11%

(1)The Expense ratio is calculated net of the Sponsor’s voluntary fee waiver (refer to Note 2.7).  Exclusive of the Sponsor’s voluntary fee waiver, the gross expense ratio is 0.45% for the years ended December 31, 2018, 2017 and 2016.

See Notes to the Financial Statements.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Silver ETF Trust (the “Trust”), formerly known as ETFS Silver Trust prior to October 1, 2018, is an investment trust formed on July 20, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018 and The Bank of New York Mellon as trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues Aberdeen Standard Physical Silver Shares ETF (the “Shares”), formerly known as ETFS Physical Silver Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company.  Prior to April 27, 2018, the Sponsor was wholly owned by ETF Securities Limited, a Jersey, Channel Islands based company.  Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019, a Delaware corporation.  As a result of the sale, ASII became the sole member of the Sponsor.  ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Silver is held by HSBC Bank plc (the “Custodian”) on behalf of the Trust and is recorded at fair value. Since August 15, 2014, an electronic, over-the-counter silver bullion auction has been conducted in London, England to establish a fixing price for an ounce of silver once each trading day (the “LBMA Silver Price”).  The LBMA Silver Price is established by the 10 London Bullion Market Association (“LBMA”) authorized bullion banks and market makers participating in the auction and disseminated by major market vendors.  The LBMA Silver Price was initially operated by CME Group, Inc. until October 2, 2017, at which time the ICE Benchmark Administration (“IBA”) commenced administration of the LBMA Silver Price. The London Metal Price for silver held by the Trust is the LBMA Silver Price. Once the value of silver has been determined, the Net Asset Value (the “NAV”) is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the silver and all other assets held by the Trust.

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

The investment in silver is classified as a level 2 asset, as the Trust’s investment in silver is calculated using primary market pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2018	December 31, 2017

Level 2
Investment in silver	$339,822	$351,140

There were no re-allocations or transfers between levels during the years ended December 31, 2018 and 2017.

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

ABERDEEN STANDARD SILVER ETF TRUST

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

ABERDEEN STANDARD SILVER ETF TRUST

2. Significant Accounting Policies (continued)

2.6 Investment in Silver

Changes in ounces of silver and the respective values for the years ended December 31, 2018 and 2017 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2018	December 31, 2017
Ounces of silver
Opening balance	20,820,654.4	19,171,529.7
Creations	2,919,544.9	3,027,876.1
Redemptions	(1,704,114.0)	(1,318,192.7)
Transfers of silver to pay expenses	(62,444.7)	(60,558.7)
Closing balance	21,973,640.6	20,820,654.4

Investment in silver
Opening balance	$351,140	$311,346
Creations	44,194	50,050
Redemptions	(27,347)	(22,486)
Realized loss on silver distributed for the redemption of Shares	(4,374)	(2,476)
Transfers of silver to pay expenses	(986)	(1,030)
Realized loss on silver transferred to pay expenses	(179)	(120)
Change in unrealized (loss) / gain on investment in silver	(22,626)	15,856
Closing balance	$339,822	$351,140

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

For the year ended December 31, 2018, the Sponsor’s Fee, net of waiver, was $984,811  (December 31, 2017:  $1,039,540;  December 31, 2016:  $957,096).

As a result of the waiver, fees waived for the year ending December 31, 2018 were $492,406  (December 31, 2017:  $519,770;  December 31, 2016:  $478,548).

At December 31, 2018, $88,176 was accrued and payable to the Sponsor  (December 31, 2017: $89,564).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2018, 2017 and 2016.

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

ABERDEEN STANDARD SILVER ETF TRUST

2. Significant Accounting Policies (continued)

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

ABERDEEN STANDARD SILVER ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC
(FORMERLY, ETF SECURITIES USA LLC)

Date: February 27, 2019	/s/ Christopher Demetriou
Christopher Demetriou * President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2019	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.