Form 10-Q
period 2019-03-31
Aberdeen Standard Silver ETF Trust
filed 2019-05-09
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Silver Shares ETF	SIVR	NYSE Arca

As of May 6, 2019,  Aberdeen Standard Silver ETF Trust had 22,650,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

ABERDEEN STANDARD SILVER ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

ABERDEEN STANDARD SILVER ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2019: $394,165; December 31, 2018: $402,801)	$325,686	$339,822
Total assets	325,686	339,822

LIABILITIES
Fees payable to Sponsor	83	88
Total liabilities	83	88

NET ASSETS (1)	$325,603	$339,734

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2019 were 22,200,000 and at December 31, 2018 were 22,600,000. Net asset values per Share at March 31, 2019 and December 31, 2018 were $14.67 and $15.03, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments
At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	21,568,648.5	$394,165	$325,686	100.03%
Total investment in silver	21,568,648.5	$394,165	$325,686	100.03%
Liabilities in excess of other assets			(83)	(0.03)%
Net assets			$325,603	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	21,973,640.6	$402,801	$339,822	100.03%
Total investment in silver	21,973,640.6	$402,801	$339,822	100.03%
Liabilities in excess of other assets			(88)	(0.03)%
Net assets			$339,734	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$375	$371
Less: Waiver of Sponsor's Fee (Note 2.7)	(125)	(124)
Total expenses	250	247

Net investment loss	(250)	(247)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(44)	(28)
Realized loss on silver distributed for the redemption of Shares	(2,027)	(1,836)
Change in unrealized (loss) / gain on investment in silver	(5,500)	(9,646)
Total (loss) / gain on investment in silver	(7,571)	(11,510)

Change in net assets from operations	$(7,821)	$(11,757)

Net (decrease) / increase in net assets per Share	$(0.35)	$(0.57)

Weighted average number of Shares	22,395,556	20,502,222

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	22,600,000	$339,734
Net investment loss		(250)
Realized loss on investment in silver		(2,071)
Change in unrealized loss on investment in silver		(5,500)
Creations	500,000	7,667
Redemptions	(900,000)	(13,977)
Closing balance at March 31, 2019	22,200,000	$325,603

	Three Months Ended March 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	21,350,000	$351,051
Net investment loss		(247)
Realized loss on investment in silver		(1,864)
Change in unrealized loss on investment in silver		(9,646)
Creations	200,000	3,259
Redemptions	(1,050,000)	(17,412)
Closing balance at March 31, 2018	20,500,000	$325,141

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2019 and 2018

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$15.03	$16.44
Income from investment operations:
Net investment loss	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in silver	(0.35)	(0.57)
Change in net assets from operations	(0.36)	(0.58)

Net asset value per Share at end of period	$14.67	$15.86

Weighted average number of Shares	22,395,556	20,502,222

Expense ratio (1)(2)	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%

Total return, at net asset value (3)	(2.40)%	(3.53)%

(1)The Expense Ratio is calculated net of the voluntary waiver (refer to Note 2.7).  The Gross Expense Ratio is 0.45%.

(2)Annualized for periods of less than one year.

(3)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Silver ETF Trust (the “Trust”) is an investment trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues Aberdeen Standard Physical Silver Shares ETF (“Shares”) in minimum blocks of 50,000 Shares  (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets.  Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

2.2. Valuation of Silver

The Trust follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Effective March 29, 2019, the Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). Prior to March 29, 2019, the Trust’s silver was held by HSBC Bank plc. Silver is recorded at fair value. The cost of silver is determined according to the average cost method and the fair value is based on the LBMA Silver Price. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of silver transferred.

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

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2019	December 31, 2018

Level 2
Investment in silver	$325,686	$339,822

There were no transfers between levels during the three months ended March 31, 2019, or the year ended December 31, 2018.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of trade date.  At March 31, 2019 and December 31, 2018 the Trust had no silver receivable or payable for the creation or redemption of Shares.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When silver is exchanged in settlement of a redemption, it is considered a sale of silver for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019 and December 31, 2018.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the three months ended March 31, 2019 and 2018 are set out below:

	Three Months	Three Months
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2019	March 31, 2018
Ounces of silver
Opening balance	21,973,640.6	20,820,654.4
Creations	485,860.3	194,907.3
Redemptions	(874,529.4)	(1,023,612.7)
Transfers of silver to pay expenses	(16,323.0)	(15,023.0)
Closing balance	21,568,648.5	19,976,926.0

Investment in silver
Opening balance	$339,822	$351,140
Creations	7,667	3,259
Redemptions	(13,977)	(17,412)
Realized loss on silver distributed for the redemption of Shares	(2,027)	(1,836)
Transfers of silver to pay expenses	(255)	(253)
Realized loss on silver transferred to pay expenses	(44)	(28)
Change in unrealized loss on investment in silver	(5,500)	(9,646)
Closing balance	$325,686	$325,224

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

For the three months ended March 31, 2019 and 2018 the Sponsor’s Fee, net of fees waived by the Sponsor, was $249,739 and $247,459, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended March 31, 2019 and 2018 was $124,870 and $123,730, respectively.

At March 31, 2019 and at December 31, 2018, the fees payable to the Sponsor were $83,097 and $88,176, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2019 and 2018.

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

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended March 31, 2019.

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

ABERDEEN STANDARD SILVER ETF TRUST

Recent Events

Effective March 29, 2019, JPMorgan Chase Bank, N.A. replaced HSBC Bank plc as the custodian of the Trust. Accordingly, on March 29, 2019, at the direction of the Sponsor, The Bank of New York Mellon, in its capacity as Trustee (the “Trustee”), entered into an Allocated Account Agreement and an Unallocated Account Agreement (collectively, the “New Custody Agreements”) with JPMorgan Chase Bank, N.A. In connection with the change in custodian, the previous Allocated Account Agreement and Unallocated Account Agreement, each dated as of July 20, 2009, as between the Sponsor, the Trustee, and HSBC Bank plc (the “Previous Custody Agreements”), were terminated effective as of March 30, 2019.

The Quarter Ended March 31, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $339,734,175 at December 31, 2018 to $325,603,495 at March 31, 2019, a 4.16% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 2.36% from $15.47 at December 31, 2018 to $15.10 at March 31, 2019 and a decrease in outstanding Shares, which fell from 22,600,000 Shares at December 31, 2018 to 22,200,000 Shares at March 31, 2019, a result of 500,000 Shares (10 Baskets) being created and 900,000 Shares (18 Baskets) being redeemed during the quarter.

The NAV per Share decreased 2.40% from $15.03 at December 31, 2018 to $14.67 at March 31, 2019. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $249,739 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $15.62 at January 31, 2019 was the highest during the quarter, compared with a low of $14.65 at March 7, 2019.

The decrease in net assets from operations for the quarter ended March 31, 2019 was $7,821,123, resulting from a realized loss of $44,123 on the transfer of silver to pay expenses, a realized loss of $2,027,360 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $5,499,901 and the Sponsor’s Fee, net of waiver, of $249,739. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2019,  the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD SILVER ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2019

10 Baskets were created.

18 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
January 2019	-	-	-
February 2019	18	900,000	0.972
March 2019	-	-	-
	18	900,000	0.972

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ABERDEEN STANDARD SILVER ETF TRUST

Item 6. Exhibits

10.1	Allocated Account Agreement dated March 29, 2019, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on April 4, 2019.

10.2	Unallocated Account Agreement dated March 29, 2019, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on April 4, 2019.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ABERDEEN STANDARD SILVER ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 9, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.