Form 10-Q
period 2019-06-30
Aberdeen Standard Silver ETF Trust
filed 2019-08-09
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(844) 383-7289

(Registrant's telephone number, including area code)

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

As of August 6, 2019, Aberdeen Standard Silver ETF Trust had 23,150,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

ABERDEEN STANDARD SILVER ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

ABERDEEN STANDARD SILVER ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2019: $400,269; December 31, 2018: $402,801)	$334,676	$339,822
Total assets	334,676	339,822

LIABILITIES
Fees payable to Sponsor	83	88
Total liabilities	83	88

NET ASSETS (1)	$334,593	$339,734

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2019 were 22,650,000 and at December 31, 2018 were 22,600,000. Net asset values per Share at June 30, 2019 and December 31, 2018 were $14.77 and $15.03, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	21,989,192.6	$400,269	$334,676	100.02%
Total investment in silver	21,989,192.6	$400,269	$334,676	100.02%
Liabilities			(83)	(0.02)%
Net assets			$334,593	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	21,973,640.6	$402,801	$339,822	100.03%
Total investment in silver	21,973,640.6	$402,801	$339,822	100.03%
Liabilities			(88)	(0.03)%
Net assets			$339,734	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

(Amounts in 000's of US$, except for Share and per Share data)

EXPENSES
Sponsor's Fee	$369	$377	$744	$748
Less: Waiver of Sponsor's Fee (Note 2.7)	(123)	(125)	(248)	(249)
Total expenses	246	252	496	499

Net investment loss	(246)	(252)	(496)	(499)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(54)	(34)	(98)	(63)
Realized loss on silver distributed for the redemption of Shares	-	-	(2,027)	(1,835)
Change in unrealized gain / (loss) on investment in silver	2,885	(5,112)	(2,615)	(14,757)
Total gain / (loss) on investment in silver	2,831	(5,146)	(4,740)	(16,655)

Change in net assets from operations	$2,585	$(5,398)	$(5,236)	$(17,154)

Net increase / (decrease) in net assets per Share	$0.11	$(0.26)	$(0.23)	$(0.83)

Weighted average number of Shares	22,491,758	20,975,275	22,443,923	20,740,055

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	22,200,000	$325,603	20,500,000	$325,141
Net investment loss		(246)		(252)
Realized loss on investment in silver		(54)		(34)
Change in unrealized gain / (loss) on investment in silver		2,885		(5,112)
Creations	450,000	6,405	550,000	8,749
Redemptions	-	-	-	-
Closing balance	22,650,000	$334,593	21,050,000	$328,492

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	22,600,000	$339,734	21,350,000	$351,051
Net investment loss		(496)		(499)
Realized loss on investment in silver		(2,125)		(1,898)
Change in unrealized loss on investment in silver		(2,615)		(14,757)
Creations	950,000	14,071	750,000	12,007
Redemptions	(900,000)	(13,976)	(1,050,000)	(17,412)
Closing balance	22,650,000	$334,593	21,050,000	$328,492

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$14.67	$15.86	$15.03	$16.44
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in silver	0.11	(0.24)	(0.24)	(0.81)
Change in net assets from operations	0.10	(0.25)	(0.26)	(0.83)

Net asset value per Share at end of period	$14.77	$15.61	$14.77	$15.61

Weighted average number of Shares	22,491,758	20,975,275	22,443,923	20,740,055

Expense ratio (1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value (3)	0.68%	(1.58)%	(1.73)%	(5.05)%

(1)The Expense Ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.

(2)Annualized for periods of less than one year.

(3)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Silver ETF Trust (the “Trust”) is an investment trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver bullion and issues Aberdeen Standard Physical Silver Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2019	December 31, 2018

Level 2
Investment in silver	$334,676	$339,822

There were no transfers between levels during the six months ended June 30, 2019, or the year ended December 31, 2018.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of trade date. At June 30, 2019 and December 31, 2018 the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2019 and December 31, 2018.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the three and six months ended June 30, 2019 and 2018 are set out below:

	Three Months Ended	Three Months Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2019	June 30, 2018
Ounces of silver
Opening balance	21,568,648.5	19,976,926.0
Creations	436,972.2	535,770.6
Redemptions	-	-
Transfers of silver to pay expenses	(16,428.0)	(5,097.0)
Closing balance	21,989,192.6	20,507,599.6

Investment in silver
Opening balance	$325,686	$325,224
Creations	6,404	8,748
Redemptions	-	-
Realized loss on silver distributed for the redemption of Shares	-	-
Transfers of silver to pay expenses	(245)	(89)
Realized loss on silver transferred to pay expenses	(54)	(34)
Change in unrealized gain / (loss) on investment in silver	2,885	(5,112)
Closing balance	$334,676	$328,737

	Six Months Ended	Six Months Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2019	June 30, 2018
Ounces of silver
Opening balance	21,973,640.6	20,820,654.4
Creations	922,832.4	730,677.9
Redemptions	(874,529.4)	(1,023,612.7)
Transfers of silver to pay expenses	(32,751.0)	(20,120.0)
Closing balance	21,989,192.6	20,507,599.6

Investment in silver
Opening balance	$339,822	$351,140
Creations	14,071	12,007
Redemptions	(13,976)	(17,412)
Realized loss on silver distributed for the redemption of Shares	(2,027)	(1,835)
Transfers of silver to pay expenses	(501)	(343)
Realized loss on silver transferred to pay expenses	(98)	(63)
Change in unrealized loss on investment in silver	(2,615)	(14,757)
Closing balance	$334,676	$328,737

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

For the three months ended June 30, 2019 and 2018 the Sponsor’s Fee, net of fees waived by the Sponsor, was $245,821 and $251,362, respectively. For the six months ended June 30, 2019 and 2018, the Sponsor’s Fee, net of fees waived by the Sponsor, was $495,560 and $498,821, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended June 30, 2019 and 2018 was $122,911 and $125,681, respectively. For the six months ended June 30, 2019 and 2018, the Sponsor’s Fee waived was $247,780 and $249,411, respectively.

At June 30, 2019 and at December 31, 2018, the fees payable to the Sponsor were $82,637 and $88,176, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2019 and 2018.

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

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Operations, Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended June 30, 2019.

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

The Quarter Ended June 30, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $325,603,495 at March 31, 2019 to $334,592,874 at June 30, 2019, a 2.76% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 0.79% from $15.10 at March 31, 2019 to $15.22 at June 30, 2019 and an increase in outstanding Shares, which rose from 22,200,000 Shares at March 31, 2019 to 22,650,000 Shares at June 30, 2019, a result of 450,000 Shares (9 Baskets) being created. There were no Shares redeemed during the quarter.

The NAV per Share increased 0.68% from $14.67 at March 31, 2019 to $14.77 at June 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $245,821 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $14.95 at June 25, 2019 was the highest during the quarter, compared with a low of $13.96 at May 29, 2019.

The increase in net assets from operations for the quarter ended June 30, 2019 was $2,585,554, a change in unrealized gain on investment in silver of $2,884,919, offset by a realized loss of $53,544 on the transfer of silver to pay expenses and the Sponsor’s Fee, net of waiver, of $245,821. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2019.

The Six Months Ended June 30, 2019

The Trust’s NAV decreased from $339,734,175 at December 31, 2018 to $334,592,874 at June 30, 2019, a 1.51% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 1.58% from $15.47 at December 31, 2018 to $15.22 at June 30, 2019. There was an increase in outstanding Shares, which rose from 22,600,000 Shares at December 31, 2018 to 22,650,000 Shares at June 30, 2019, a result of 950,000 Shares (19 Baskets) being created and 900,000 Shares (18 Baskets) being redeemed during the quarter.

The NAV per Share decreased 1.73% from $15.03 at December 31, 2018 to $14.77 at June 30, 2019. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $495,560 for the six months ended June 30, 2019, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $15.62 at January 31, 2019 was the highest during the period, compared with a low of $13.96 at May 29, 2019.

The decrease in net assets from operations for the six months ended June 30, 2019 was $5,235,569, resulting from a change in unrealized loss on investment of silver of $2,614,982, a realized loss of $97,667 on the transfer of silver to pay expenses, a realized loss of $2,027,360 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $495,560. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD SILVER ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2019

9 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
April 2019	-	-	-
May 2019	-	-	-
June 2019	-	-	-
	-	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 8, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.