Form 10-K
period 2019-12-31
Aberdeen Standard Silver ETF Trust
filed 2020-02-28
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 28, 2019 as reported by the NYSE Arca, Inc. on that date: $336,579,000.

As of February 26, 2020, Aberdeen Standard Silver ETF Trust has 23,750,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

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

F-1

PART I

Item 1. Business

The purpose of the Aberdeen Standard Silver ETF Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial deposit of silver was made in exchange for the issuance of 2 Baskets (a “Basket” consists of 50,000 Shares). The number of shares that constitutes a Basket for the purpose of creations and redemptions was reduced from 100,000 Shares to 50,000 Shares effective on August 11, 2016.

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”).  The trustee of the Trust is The Bank of New York Mellon (the “Trustee”).  Effective March 29, 2019, the Trust’s custodian is JPMorgan Chase Bank N.A. (the “Custodian”).  Prior to March 29, 2019, the custodian was HSBC Bank plc.

The Trust’s Shares at redeemable value increased from $339,734,175 at December 31, 2018 to $407,463,630 at December 31, 2019, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 22,600,000 Shares at December 31, 2018 to 23,300,000 Shares outstanding at December 31, 2019.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandard.com/en-us/us/investor/fund-centre through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute’s World Silver Survey 2019, at the end of 2018 government-held silver bullion stocks total 89.1 million ounces.

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

The following table sets forth a summary of the world silver supply and demand for the period from 2009 to 2018 and is based on information reported by the World Silver Survey 2019, published by The Silver Institute.

(in millions of ounces)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Supply
Mine Production	717.3	753.0	758.3	791.7	823.3	867.8	895.1	888.6	852.1	855.7
Net Government Sales	15.6	44.2	12.0	7.4	7.9	-	-	-	-	-
Scrap	200.6	227.2	261.2	253.8	191.0	165.4	141.1	139.7	138.1	151.3
Net Hedging Supply	(17.4)	50.4	12.2	(47.1)	(34.8)	16.8	7.8	(18.9)	1.4	(2.8)
Total Supply	916.1	1,074.8	1,043.8	1,005.8	987.4	1,050.0	1,044.0	1,009.4	991.6	1,004.2

Demand
Jewelry	176.9	190.0	191.5	187.4	220.6	226.4	226.7	205.0	209.1	212.5
Coins & Bars	94.9	150.3	212.7	159.7	241.1	234.1	292.1	207.8	151.1	181.2
Silverware	53.2	51.9	47.5	43.8	59.3	61.2	63.2	52.4	58.4	61.1
Industrial Fabrication	528.2	633.8	661.5	600.1	604.6	596.3	583.2	576.8	599.0	578.6
Electrical & Electronics	227.4	301.2	290.8	266.7	266.0	263.9	246.0	233.9	242.9	248.5
Brazing Alloys & Solders	53.8	61.2	63.2	61.1	63.7	66.7	61.5	55.3	57.5	58.0
Photography	76.4	67.5	61.2	54.2	50.5	48.5	46.6	45.2	44.0	39.3
Photovoltaic	-	-	75.8	58.2	55.9	51.8	59.2	79.3	94.1	80.5
Ethylene Oxide	4.8	8.7	6.2	4.7	7.7	5.0	10.2	10.2	6.9	5.4
Other Industrial	165.8	195.2	164.2	155.1	160.8	160.6	159.8	152.9	153.7	146.9
ETP Inventory Build	156.9	129.5	(24.0)	55.3	2.5	1.4	(17.8)	49.8	2.4	(20.3)
Exchange Inventory Build	(15.3)	(7.4)	12.2	62.2	8.8	(5.3)	12.6	79.8	6.8	71.2
Total Demand	994.8	1,148.1	1,101.4	1,108.5	1,136.9	1,114.1	1,160.0	1,171.6	1,026.8	1,084.3

Net Balance	(78.6)	(73.2)	(57.5)	(102.6)	(149.5)	(64.0)	(116.1)	(162.1)	(35.2)	(80.1)

Source: The Silver Institute - World Silver Survey 2019

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that while approximately half of gold demand is used for jewelry, approximately half of silver fabrication demand is used for industrial applications.

New mine production accounts for approximately 85% of total silver supply. Recycled silver accounts for around 15% of total supply. Recycled silver increased to 4,707 tons in 2018, ending a six year period of declining recycling supply. The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 73% of total demand in 2018. Photography has been taking a lower share of overall silver demand falling from 8% in 2009 to 4% in 2018, while photovoltaic demand has risen in recent years accounting for 7% in 2018. Investment in coins and bars has amounted to 17% of demand in 2018.

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

The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2009 to December 31, 2019 and is based on information provided by Bloomberg:

Spot Silver Price
US$/oz
60
50
40
30
20
10
0
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

Source: Bloomberg, Aberdeen Standard Investments. Chart data from 12/31/09 to 12/31/19.

Between 2003 and 2011, the price of silver increased due to a number of factors. Among such factors are the decline in the U.S. Dollar against other currencies, a surge in investment demand in commodities as an asset class generally, strength in fabrication demand, and the low level of forward selling by mining companies. Since the global financial crisis that started in 2008, investors have increasingly been using silver as a store of value to counter the effects of an increase in paper money by major reserve currency central banks. However, since 2011, when prices peaked at $48.44 per ounce, prices have trended downwards, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which has led some investors to revise their expectations of the effects of monetary expansion) are some of the drivers behind the fall in silver prices since 2011.  In 2019 silver prices rose 16.7%, closing at $18.05 per ounce, largely driven by a reduction in U.S. interest rates.

Operation of the Silver Bullion Market

The global trade in silver bullion consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas SA, Citibank N.A. (through its London Branch), HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, The Bank of Nova Scotia-Scotia Mocatta, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 74 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”). This period lasts for approximately four hours each New York business day morning.

The London Silver Bullion Market

Although the market for physical silver is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “Good Delivery List,” which is a list of LBMA accredited refiners of silver. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

As of August 1, 2017, there were seven direct participants in the LBMA Silver Price administered by CME Group and Thomson Reuters. As of February 18, 2020, there are 12 direct participants participating in the auction process that determines the LBMA Silver Price.

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

The LBMA Silver Price is viewed as a full and fair representation of all market interest at the conclusion of the auction. IBA’s auction process is similar to CME Group’s auction process, which in turn was similar to the non-electronic process previously used to establish the London silver fix where the London silver fix process adjusted the silver price up or down until all the buy and sell orders are matched, at which time the price was declared fixed. Nevertheless, the LBMA Silver Price has several advantages over the previous London silver fix. IBA’s auction process is fully transparent in real-time to direct participants and sponsored clients and, at the close of each auction, to the general public. IBA’s auction process is also fully auditable since an audit trail exists for every change made in the process. Moreover, the audit trail and active surveillance of the auction process by IBA, as well as the FCA’s oversight of IBA, deters manipulative and abusive conduct in establishing each day’s LBMA Silver Price.

Since August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day.  The Sponsor also determined that the LBMA Silver Price fairly represents the commercial value of silver bullion held by the Trust and that the “Benchmark Price” (as defined in the Trust Agreement) as of any day is the LBMA Silver Price for such day.

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

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s “LBMA Silver Price” (the daily price of an ounce of silver determined by an electronic, over-the-counter auction that starts at 12:00 noon London, England time in which LBMA-accredited bullion banks or market makers participate), or, if no LBMA Silver Price is made on such day, the next most recent LBMA Silver Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Silver Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Silver Bullion Market–The London Silver Bullion Market” for a description of the LBMA Silver Price.

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

The Sponsor’s Fee,  net of waiver, for the year ended December 31, 2019 was $1,087,303  (December 31, 2018:  $984,811; December 31, 2016: $1,039,540).

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

The Sponsor

The Sponsor is a Delaware limited liability company and a wholly owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: ASII, Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2019, the Trustee was in compliance with these conditions.

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

The Custodian

Effective March 29, 2019, the Trust’s custodian is JPMorgan Chase Bank N.A. (“JPMorgan”) (the “Custodian”).  Prior to March 29, 2019, the custodian was HSBC Bank plc. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co. While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA.

The Custodian’s Role

The Custodian is responsible for safekeeping of the Trust’s silver deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting sub-custodians, if any. The Custodian facilitates the transfer of silver in and out of the Trust through the unallocated silver accounts it will maintain for each Authorized Participant and the unallocated and allocated silver accounts it will maintain for the Trust. The Custodian holds the Trust’s allocated silver at a sub-custodian. The Custodian is responsible for allocating specific bars of silver bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the silver transfers in and out of the Trust’s unallocated and allocated silver accounts and identifying the silver bars held in the Trust’s allocated silver account.

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2,  2019 and December 31, 2019.

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

Custody of the Trust’s Silver

Custody of the silver bullion deposited with and held by the Trust is provided by a sub-custodian selected by the Custodian. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the recently enacted Tax Cuts and Jobs Act (P.L. 115-97).

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

Discrepancies, disruptions or unreliability of the LBMA Silver Price could impact the value of the Trust’s silver and the market price of the Shares.

The Trustee values the Trust’s silver pursuant to the LBMA Silver Price. In the event that the LBMA Silver Price proves to be an inaccurate benchmark, or the LBMA Silver Price varies materially from the prices determined by other mechanisms for valuing silver, the value of the Trust’s silver and the market price of the Shares could be adversely impacted. Any future developments in the LBMA Silver Price, to the extent it has a material impact on the LBMA Silver Price, could adversely impact the value of the Trust’s silver and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmark to produce, the LBMA Silver Price on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the LBMA Silver Price is vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the price of silver. If the LBMA Silver Price is unreliable for any reason, the price of silver and the market price for the Shares may decline or be subject to greater volatility.

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

Because the Trustee does note, and the Custodian has limited obligations to, oversee or monitor the activities of sub-custodians who may hold the Trust’s silver, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s silver could result in a loss to the Trust.

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

The United Kingdom (“UK”) stopped being a member of the European Union (“EU”) (“Brexit”) on January 31, 2020 (“Exit Day”). Following Exit Day, the EU entered an 11-month transitional period to December 31, 2020 (the “Transitional Period”) during which existing EU-derived laws and regulations and trading relationships continue to apply in the UK while the parties decide what their future relationship will look like. The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK, or worldwide political, regulatory, economic, or market conditions and could contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is continued to be defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the UK, fails to adequately prepare for and adjust to Brexit could have significant customer, reputation, and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, the Trust may be adversely impacted despite these preparations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2019 and 2018.

Fiscal Year Ended December 31, 2019: Quarter Ended
	High	Low
March 31, 2019	$15.61	$14.58
June 30, 2019	$15.00	$13.95
September 30, 2019	$19.03	$14.57
December 31, 2019	$17.56	$16.08

Fiscal Year Ended December 31, 2018: Quarter Ended
	High	Low
March 31, 2018	$17.12	$15.79
June 30, 2018	$16.81	$15.59
September 30, 2018	$15.69	$13.70
December 31, 2018	$15.04	$13.61

The number of outstanding Shares of the Trust as of February 26, 2020 was 23,750,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2019	$17.82	$15.75
September 2019	$19.03	$16.52
October 2019	$17.56	$16.74
November 2019	$17.55	$16.28
December 2019	$17.37	$16.08
January 2020	$17.81	$16.95

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2019 and 2018:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2019	-	-
February 2019	900,000	0.972
March 2019	-	-
April 2019	-	-
May 2019	-	-
June 2019	-	-
July 2019	-	-
August 2019	-	-
September 2019	-	-
October 2019	-	-
November 2019	-	-
December 2019	650,000	0.969
Total	1,550,000	0.971

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2018	1,050,000	0.975
February 2018	-	-
March 2018	-	-
April 2018	-	-
May 2018	-	-
June 2018	-	-
July 2018	-	-
August 2018	-	-
September 2018	-	-
October 2018	-	-
November 2018	-	-
December 2018	700,000	0.972
Total	1,750,000	0.974

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$418,938	$339,822	$351,140	$311,346	$248,122
Total gain / (loss) on silver	$57,508	$(27,179)	$13,260	$40,311	$(37,448)
Change in net assets from operations	$56,421	$(28,164)	$12,220	$39,354	$(38,302)
Weighted average number of Shares	22,988,630	21,487,534	20,800,822	18,986,339	18,462,192
Net increase / (decrease) in net assets per Share	$2.45	$(1.31)	$0.59	$2.07	$(2.07)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

Introduction.

The Aberdeen Standard Silver ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and, the sponsor of the Trust, Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of silver bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

NAV per Share vs. Silver Price from July 20, 2009 (the Date of Inception) to December 31, 2019

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
7/20/2009
7/20/2010
7/20/2011
7/20/2012
7/20/2013
7/20/2014
7/20/2015
7/20/2016
7/20/2017
7/20/2018
7/20/2019
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

Valuation of Silver

Effective March 29, 2019, silver is held by JPMorgan Chase Bank N.A. (the “Custodian”) on behalf of the Trust through a sub-custodian, and is recorded at fair value. Prior to March 29, 2019, the custodian was HSBC Bank plc.  Since August 15, 2014, an electronic, over-the-counter silver bullion auction has  been conducted in London, England to establish a fixing price for an ounce of silver once each trading day (the “LBMA Silver Price”).  As of the date of filing, the LBMA Silver Price is established by the 12 LBMA-authorized bullion banks and market makers participating in the auction and disseminated by major market vendors. The LBMA Silver Price was initially operated by CME Group, Inc. until October 2, 2017, at which time the ICE Benchmark Administration (“IBA”) commenced administration of the  LBMA Silver Price.  The “London Metal Price” for silver held by the Trust is the LBMA Silver Price.  Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated as the difference between the fair value and cost of silver transferred.

(Amounts in 000's of US$)	December 31, 2019	December 31, 2018	December 31, 2017
Investment in silver - cost	$422,010	$402,801	$391,493
Unrealized loss on investment in silver	(3,072)	(62,979)	(40,353)
Investment in silver - fair value	$418,938	$339,822	$351,140

Inspection of Silver

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian. In addition, under the Custody Agreements, the Custodian shall procure that any sub-custodian that it appoints allows access to its premises during normal business hours to examine the Trust’s silver held there and such records as the Trustee, the Sponsor or the Sponsor’s auditors and inspectors may reasonably require to perform their respective duties to Shareholders.

The Sponsor has exercised its right to visit the Custodian, in order to examine the records maintained by the Custodian. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2, 2019 and December 31, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2019 and 2018, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$)
Total gain / (loss) on silver	$57,508	$(27,179)	$13,260
Net gain / (loss) from operations	$56,421	$(28,164)	$12,220
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2019

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $339,734,175 at December 31, 2018 to $407,463,630 at December 31, 2019, a 19.94% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 22,600,000 Shares at December 31, 2018 to 23,300,000 Shares at December 31, 2019, a result of 2,250,000 Shares (45 Baskets) being created and 1,550,000 Shares (31 Baskets) being redeemed during the year and an increase in the price per ounce of silver, which rose 16.68% from $15.47 at December 31, 2018 to $18.05 at December 31, 2019.

NAV per Share increased 16.37% from $15.03 at December 31, 2018 to $17.49 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,087,303 for the year, or 0.30% of the Trust’s assets on an annualized basis.

The NAV per Share of $18.73 at September 4, 2019 was the highest during the year, compared with a low of $13.96 at May 29, 2019.

The increase in net assets from operations for the year ended December 31, 2019 was $56,420,636, resulting from a change in unrealized gain on investment in silver of $59,906,512, a realized loss of $149,268 on the transfer of silver to pay expenses, a realized loss of $2,249,305 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $1,087,303. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2019.

The year ended December 31, 2018

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

The NAV per Share increased 3.53% from $15.88 at December 31, 2016 to $16.44 at December 31, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,039,540 for the year, or 0.30% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data - unaudited

Quarterly Income Statements

Year Ended December 31, 2019
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$375	$369	$424	$463	$1,631
Less: Waiver of Sponsor's Fee (Note 2.7)	(125)	(123)	(141)	(155)	(544)
Total expenses	250	246	283	308	1,087

Net investment loss	(250)	(246)	(283)	(308)	(1,087)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(44)	(54)	(37)	(15)	(150)
Realized loss on silver distributed for the redemption of Shares	(2,027)	-	-	(222)	(2,249)
Change in unrealized (loss) / gain on investment in silver	(5,500)	2,885	44,369	18,153	59,907
Total (loss) / gain on silver	(7,571)	2,831	44,332	17,916	57,508

Change in net assets from operations	$(7,821)	$2,585	$44,049	$17,608	$56,421

Net (decrease) / increase in net assets per Share	$(0.35)	$0.11	$1.90	$0.74	$2.45

Weighted average number of Shares	22,395,556	22,491,758	23,147,826	23,901,087	22,988,630

Year Ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$371	$377	$361	$368	$1,477
Less: Waiver of Sponsor's Fee (Note 2.7)	(124)	(125)	(121)	(122)	(492)
Total expenses	247	252	240	246	985

Net investment loss	(247)	(252)	(240)	(246)	(985)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(28)	(34)	(46)	(71)	(179)
Realized loss on silver distributed for the redemption of Shares	(1,836)	-	-	(2,538)	(4,374)
Change in unrealized (loss) / gain on investment in silver	(9,646)	(5,112)	(35,816)	27,948	(22,626)
Total (loss) / gain on silver	(11,510)	(5,146)	(35,862)	25,339	(27,179)

Change in net assets from operations	$(11,757)	$(5,398)	$(36,102)	$25,093	$(28,164)

Net (decrease) / increase in net assets per Share	$(0.57)	$(0.26)	$(1.68)	$1.09	$(1.31)

Weighted average number of Shares	20,502,222	20,975,275	21,514,130	22,931,522	21,487,534

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2019, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2019.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Silver ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Silver ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements and financial highlights.

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
February 28, 2020

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Audit fees - KPMG	$64,900	$66,500
Audit related fees - KPMG	8,000	8,000
Total	$72,900	$74,500

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2018

99.1	Novation Agreement, incorporated by reference to Exhibit 99.1 filed with Commission File No. 001-34412 on December 18, 2014

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD SILVER ETF TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Silver ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Silver ETF Trust (the Trust), including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2019. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2019, and the financial highlights for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

New York, New York
February 28, 2020

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Assets and Liabilities
At December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2019: $422,010; December 31, 2018: $402,801)	$418,938	$339,822
Total assets	418,938	339,822

LIABILITIES
Fees payable to Sponsor	107	88
Bullion payable	11,367	-
Total liabilities	11,474	88

NET ASSETS (1)	$407,464	$339,734

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2019 were 23,300,000 and at December 31, 2018 were 22,600,000.  Net asset value per Share at December 31, 2019 was $17.49 and at December 31, 2018 was $15.03.

See Notes to the Financial Statements.

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments
At December 31, 2019 and 2018

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	23,216,266.6	$422,010	$418,938	102.82%
Total investment in silver	23,216,266.6	$422,010	$418,938	102.82%
Less liabilities			(11,474)	(2.82)%
Net assets			$407,464	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	21,973,640.6	$402,801	$339,822	100.03%
Total investment in silver	21,973,640.6	$402,801	$339,822	100.03%
Less liabilities			(88)	(0.03)%
Net assets			$339,734	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations
For the years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,631	$1,477	$1,560
Less: Waiver of Sponsor's Fee (Note 2.7)	(544)	(492)	(520)
Total expenses	1,087	985	1,040

Net investment loss	(1,087)	(985)	(1,040)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(150)	(179)	(120)
Realized loss on silver distributed for the redemption of Shares	(2,249)	(4,374)	(2,476)
Change in unrealized gain / (loss) on investment in silver	59,907	(22,626)	15,856
Total gain / (loss) on investment in silver	57,508	(27,179)	13,260

Change in net assets from operations	$56,421	$(28,164)	$12,220

Net increase / (decrease) in net assets per Share	$2.45	$(1.31)	$0.59

Weighted average number of Shares	22,988,630	21,487,534	20,800,822

See Notes to the Financial Statements.

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets

For the years ended December 31, 2019, 2018 and 2017

	December 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	22,600,000	$339,734
Net investment loss		(1,087)
Realized loss on investment in silver		(2,399)
Change in unrealized gain on investment in silver		59,907
Change in unrealized gain on unsettled creations or redemptions		84
Creations	2,250,000	36,430
Redemptions	(1,550,000)	(25,205)
Closing balance at December 31, 2019	23,300,000	$407,464

	December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	21,350,000	$351,051
Net investment loss		(985)
Realized loss on investment in silver		(4,553)
Change in unrealized loss on investment in silver		(22,626)
Creations	3,000,000	44,194
Redemptions	(1,750,000)	(27,347)
Closing balance at December 31, 2018	22,600,000	$339,734

	December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	19,600,000	$311,267
Net investment loss		(1,040)
Realized loss on investment in silver		(2,596)
Change in unrealized gain on investment in silver		15,856
Creations	3,100,000	50,050
Redemptions	(1,350,000)	(22,486)
Closing balance at December 31, 2017	21,350,000	$351,051

See Notes to the Financial Statements.

 ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights
For the years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$15.03	$16.44	$15.88
Income from investment operations:
Net investment loss	(0.05)	(0.05)	(0.05)
Total realized and unrealized gains or losses on investment in silver	2.51	(1.36)	0.61
Change in net assets from operations	2.46	(1.41)	0.56

Net asset value per Share at end of period	$17.49	$15.03	$16.44

Weighted average number of Shares	22,988,630	21,487,534	20,800,822

Expense ratio (1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, at net asset value	16.37%	(8.58)%	3.53%

(1)The Expense ratio is calculated net of the Sponsor’s voluntary fee waiver (refer to Note 2.7).  Exclusive of the Sponsor’s voluntary fee waiver, the gross expense ratio is 0.45% for the years ended December 31, 2019, 2018 and 2017.

See Notes to the Financial Statements.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Silver ETF Trust (the “Trust”) is an investment trust formed on July 20, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds silver bullion and issues Aberdeen Standard Physical Silver Shares ETF (the “Shares”) in minimum blocks of 50,000 Shares  (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Effective March 29, 2019, silver is held by JPMorgan Chase Bank N.A. (the “Custodian”) on behalf of the Trust through a sub-custodian, and is recorded at fair value. Prior to March 29, 2019, the custodian was HSBC Bank plc.   Since August 15, 2014, an electronic, over-the-counter silver bullion auction has been conducted in London, England to establish a fixing price for an ounce of silver once each trading day (the “LBMA Silver Price”).  The LBMA Silver Price is established by the 12 London Bullion Market Association (“LBMA”) authorized bullion banks and market makers participating in the auction and disseminated by major market vendors.  The LBMA Silver Price was initially operated by CME Group, Inc. until October 2, 2017, at which time the ICE Benchmark Administration (“IBA”) commenced administration of the LBMA Silver Price. The London Metal Price for silver held by the Trust is the LBMA Silver Price. Once the value of silver has been determined, the Net Asset Value (the “NAV”) is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the silver and all other assets held by the Trust.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2019	December 31, 2018

Level 2
Investment in silver	$418,938	$339,822

There were no re-allocations or transfers between levels during the years ended December 31, 2019 and 2018.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. At December 31, 2019, the Trust had no silver receivable for Shares created and $11,367,104 of silver payable for Shares redeemed.  At December 31, 2018, the Trust had no silver receivable or payable for the creation or redemption of Shares.  Generally, for all orders ownership of silver is transferred within two business days of the trade date.

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

ABERDEEN STANDARD SILVER ETF TRUST

2.6 Investment in Silver

Changes in ounces of silver and the respective values for the years ended December 31, 2019 and 2018 are set out below:

	Year Ended	Year Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2019	December 31, 2018
Ounces of silver
Opening balance	21,973,640.6	20,820,654.4
Creations	2,183,968.2	2,919,544.9
Redemptions	(874,529.4)	(1,704,114.0)
Transfers of silver to pay expenses	(66,812.8)	(62,444.7)
Closing balance	23,216,266.6	21,973,640.6

Investment in silver
Opening balance	$339,822	$351,140
Creations	36,430	44,194
Redemptions	(13,838)	(27,347)
Realized loss on silver distributed for the redemption of Shares	(2,249)	(4,374)
Transfers of silver to pay expenses	(1,068)	(986)
Realized loss on silver transferred to pay expenses	(150)	(179)
Change in unrealized gain / (loss) on investment in silver	59,907	(22,626)
Change in unrealized gain on unsettled creations or redemptions	84	-
Closing balance	$418,938	$339,822

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

For the year ended December 31, 2019, the Sponsor’s Fee, net of waiver, was $1,087,303  (December 31, 2018:  $984,811;  December 31, 2017:  $1,039,540).

As a result of the waiver, fees waived for the year ending December 31, 2019 were $543,652  (December 31, 2018:  $492,406;  December 31, 2017:  $519, 770).

At December 31, 2019, $106,796 was accrued and payable to the Sponsor  (December 31, 2018: $88,176).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver.  Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2019, 2018 and 2017.

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

ABERDEEN STANDARD SILVER ETF TRUST

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date: February 28, 2020	/s/ Christopher Demetriou
Christopher Demetriou * President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.