Form 10-Q
period 2020-03-31
Aberdeen Standard Silver ETF Trust
filed 2020-05-08
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Yes ☐ No ☒

As of May 6, 2020, Aberdeen Standard Silver ETF Trust had 27,900,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

ABERDEEN STANDARD SILVER ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

ABERDEEN STANDARD SILVER ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2020: $431,446; December 31, 2019: $422,010)	$335,302	$418,938
Total assets	335,302	418,938

LIABILITIES
Fees payable to Sponsor	83	107
Silver payable	-	11,367
Total liabilities	83	11,474

NET ASSETS (1)	$335,219	$407,464

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2020 were 24,850,000 and at December 31, 2019 were 23,300,000. Net asset values per Share at March 31, 2020 and December 31, 2019 were $13.49 and $17.49, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	24,070,487.0	$431,446	$335,302	100.02%
Total investment in silver	24,070,487.0	$431,446	$335,302	100.02%
Less liabilities			(83)	(0.02)%
Net assets			$335,219	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	23,216,266.6	$422,010	$418,938	102.82%
Total investment in silver	23,216,266.6	$422,010	$418,938	102.82%
Less liabilities			(11,474)	(2.82)%
Net assets			$407,464	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$425	$375
Less: Waiver of Sponsor's Fee (Note 2.7)	(142)	(125)
Total expenses	283	250

Net investment loss	(283)	(250)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(3)	(44)
Realized loss on silver distributed for the redemption of Shares	(112)	(2,027)
Change in unrealized (loss) / gain on investment in silver	(93,071)	(5,500)
Total (loss) / gain on investment in silver	(93,186)	(7,571)

Change in net assets from operations	$(93,469)	$(7,821)

Net (decrease) / increase in net assets per Share	$(3.95)	$(0.35)

Weighted average number of Shares	23,676,923	22,395,556

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	23,300,000	$407,464
Net investment loss		(283)
Realized loss on investment in silver		(115)
Change in unrealized loss on investment in silver		(93,071)
Change in unrealized loss on unsettled creations or redemptions		(83)
Creations	1,650,000	22,956
Redemptions	(100,000)	(1,649)
Closing balance at March 31, 2020	24,850,000	$335,219

	Three Months Ended March 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	22,600,000	$339,734
Net investment loss		(250)
Realized loss on investment in silver		(2,071)
Change in unrealized loss on investment in silver		(5,500)
Creations	500,000	7,667
Redemptions	(900,000)	(13,977)
Closing balance at March 31, 2019	22,200,000	$325,603

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$17.49	$15.03
Income from investment operations:
Net investment loss	(0.01)	(0.01)
Total realized and unrealized gains or losses on investment in silver	(3.99)	(0.35)
Change in net assets from operations	(4.00)	(0.36)

Net asset value per Share at end of period	$13.49	$14.67

Weighted average number of Shares	23,676,923	22,395,556

Expense ratio (1)(2)	0.30%	0.30%

Net investment loss ratio (2)	(0.30)%	(0.30)%

Total return, at net asset value (3)	(22.87)%	(2.40)%

(1)The Expense Ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.

(2)Annualized for periods of less than one year.

(3)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Silver ETF Trust (the “Trust”) is a common law trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver bullion and issues Aberdeen Standard Physical Silver Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

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

Effective March 29, 2019, the Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). Prior to March 29, 2019, the Trust’s silver was held by HSBC Bank plc. Silver is recorded at fair value. The cost of silver is determined according to the average cost method and the fair value is based on the LBMA Silver Price. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of silver transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2020	December 31, 2019

Level 2
Investment in silver	$335,302	$418,938

There were no transfers between levels during the three months ended March 31, 2020, or the year ended December 31, 2019.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. At March 31, 2020, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had no silver receivable for Shares created and $11,367,104 of silver payable for Shares redeemed. Generally, for all orders ownership of silver is transferred within two business days of the trade date.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2020 or December 31, 2019.

ABERDEEN STANDARD SILVER ETF TRUST

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the three months ended March 31, 2020 and 2019 are set out below:

	Three Months	Three Months
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2020	March 31, 2019
Ounces of silver
Opening balance	23,216,266.6	21,973,640.6
Creations	1,598,124.6	485,860.3
Redemptions	(726,786.2)	(874,529.4)
Transfers of silver to pay expenses	(17,118.0)	(16,323.0)
Closing balance	24,070,487.0	21,568,648.5

Investment in silver
Opening balance	$418,938	$339,822
Creations	22,956	7,667
Redemptions	(13,099)	(13,977)
Realized loss on silver distributed for the redemption of Shares	(112)	(2,027)
Transfers of silver to pay expenses	(307)	(255)
Realized loss on silver transferred to pay expenses	(3)	(44)
Change in unrealized loss on investment in silver	(93,071)	(5,500)
Closing balance	$335,302	$325,686

ABERDEEN STANDARD SILVER ETF TRUST

2.7. Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of silver to the Sponsor.

The Trust will transfer silver to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.45% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears. Presently, the Sponsor is continuing to voluntarily waive a portion of its fee and reduce the Sponsor’s Fee to 0.30% (which it has done since the Date of Inception).

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses.

For the three months ended March 31, 2020 and 2019 the Sponsor’s Fee, net of fees waived by the Sponsor, was $283,484 and $249,739, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended March 31, 2020 and 2019 was $141,742 and $124,870, respectively.

At March 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $82,504 and $106,796, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2020 and 2019.

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

Realized gains and losses result from the transfer of silver for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of silver transferred.

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

ABERDEEN STANDARD SILVER ETF TRUST

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

The Quarter Ended March 31, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $407,463,630 at December 31, 2019 to $335,219,380 at March 31, 2020, a 17.73% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 22.80% from $18.05 at December 31, 2019 to $13.93 at March 31, 2020 and an increase in outstanding Shares, which rose from 23,300,000 Shares at December 31, 2019 to 24,850,000 Shares at March 31, 2020, a result of 1,650,000 Shares (33 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

The NAV per Share decreased 22.87% from $17.49 at December 31, 2019 to $13.49 at March 31, 2020. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $283,484 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.19 at February 24, 2020 was the highest during the quarter, compared with a low of $11.63 at March 19, 2020.

The decrease in net assets from operations for the quarter ended March 31, 2020 was $93,469,761, resulting from a realized loss of $3,326 on the transfer of silver to pay expenses, a realized loss of $111,595 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $93,071,356 and the Sponsor’s Fee, net of waiver, of $283,484. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD SILVER ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Uncertainty regarding the effects of COVID-19

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and severe losses, and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including Shares of the Trust, are not known. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2020

33 Baskets were created.

2 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	silver per Share
January 2020	-	-
February 2020	-	-	-
March 2020	2	100,000	0.969
	2	100,000

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

101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD SILVER ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 8, 2020	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.