Form 10-Q
period 2020-06-30
Aberdeen Standard Silver ETF Trust
filed 2020-08-07
CIK 1450922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34412

ABERDEEN STANDARD SILVER ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Silver Shares ETF	SIVR	NYSE Arca

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☒   No

As of August 5, 2020, Aberdeen Standard Silver ETF Trust had 32,900,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

ABERDEEN STANDARD SILVER ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

ABERDEEN STANDARD SILVER ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2020: $495,642; December 31, 2019: $422,010)	$502,624	$418,938
Silver receivable	5,181	—
Total assets	507,805	418,938

LIABILITIES
Fees payable to Sponsor	124	107
Silver payable	—	11,367
Total liabilities	124	11,474

NET ASSETS(1)	$507,681	$407,464

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2020 were 29,400,000 and at December 31, 2019 were 23,300,000. Net asset values per Share at June 30, 2020 and December 31, 2019 were $17.27 and $17.49, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	28,166,118.8	$495,642	$502,624	99.00%
Total investment in silver	28,166,118.8	$495,642	$502,624	99.00%
Other assets less liabilities			5,057	1.00%
Net Assets			$507,681	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	23,216,266.6	$422,010	$418,938	102.82%
Total investment in silver	23,216,266.6	$422,010	$418,938	102.82%
Less liabilities			(11,474)	(2.82)%
Net Assets			$407,464	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$500	$369	$925	$744
Less: Waiver	(167)	(123)	(308)	(248)
Total expenses	333	246	617	496

Net investment loss	(333)	(246)	(617)	(496)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on silver transferred to pay expenses	(43)	(54)	(46)	(98)
Realized (loss) on silver distributed for the redemption of Shares	(124)	—	(235)	(2,027)
Change in unrealized gain and loss on investment in silver	103,126	2,885	10,055	(2,615)
Total gain / (loss) on investment in silver	102,959	2,831	9,774	(4,740)

Change in net assets from operations	$102,626	$2,585	$9,157	$(5,236)

Net increase / (decrease) in net assets per Share	$3.72	$0.11	$0.36	$(0.23)

Weighted average number of Shares	27,586,264	22,491,758	25,631,593	22,443,923

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	24,850,000	$335,219	22,200,000	$325,603
Net investment loss		(333)		(246)
Realized (loss) on investment in silver		(167)		(54)
Change in unrealized gain on investment in silver		103,126		2,885
Creations	4,600,000	70,566	450,000	6,405
Redemptions	(50,000)	(730)	—	—
Closing balance	29,400,000	$507,681	22,650,000	$334,593

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	23,300,000	$407,464	22,600,000	$339,734
Net investment loss		(617)		(496)
Realized (loss) on investment in silver		(281)		(2,125)
Change in unrealized gain / (loss) on investment in silver		10,055		(2,615)
Change in unrealized (loss) on unsettled creations or redemptions		(83)		—
Creations	6,250,000	93,521	950,000	14,071
Redemptions	(150,000)	(2,378)	(900,000)	(13,976)
Closing balance	29,400,000	$507,681	22,650,000	$334,593

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$13.49	$14.67	$17.49	$15.03
Income from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in silver	3.79	0.11	(0.20)	(0.24)
Change in net assets from operations	3.78	0.10	(0.22)	(0.26)

Net asset value per Share at end of period	$17.27	$14.77	$17.27	$14.77

Weighted average number of Shares	27,586,264	22,491,758	25,631,593	22,443,923

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	28.02%	0.68%	(1.26)%	(1.73)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

1.	Organization

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD SILVER ETF TRUST

Effective March 29, 2019, the Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). Prior to March 29, 2019, the Trust’s silver was held by HSBC Bank plc. Silver may also be held by another firm selected by the Custodian to hold the Trust's silver in the Trust's allocated account in the firm's vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2020, approximately 99.99% of the Trust's silver was held by one or more sub-custodians.

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

ABERDEEN STANDARD SILVER ETF TRUST

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2020	December 31, 2019
Level 2
Investment in silver	$502,624	$418,938

There were no transfers between levels during the six months ended June 30, 2020 or the year ended December 31, 2019.

2.3.	Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. At June 30, 2020, the Trust had $5,180,420 in silver receivable for the creation of Shares and no silver payable for the redemption of Shares. At December 31, 2019, the Trust had no silver receivable for the creation of shares and $11,367,104 of silver payable for the redemption of Shares.

2.4.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other silver bullion clearing bank to effect transactions in silver bullion. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian or a silver bullion clearing bank by an Authorized Participant.

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

ABERDEEN STANDARD SILVER ETF TRUST

2.5.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2020 and December 31, 2019.

2.6.	Investment in Silver

Changes in ounces of silver and their respective values for the three and six months ended June 30, 2020 and 2019 are set out below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	24,070,487.0	21,568,648.5
Creations	4,162,944.1	436,972.1
Redemptions	(48,405.3)	—
Transfers of silver to pay expenses	(18,907.0)	(16,428.0)
Closing balance	28,166,118.8	21,989,192.6

Investment in silver
Opening balance	$335,302	$325,686
Creations	65,385	6,404
Redemptions	(730)	—
Realized gain on silver distributed for the redemption of Shares	(124)	—
Transfers of silver to pay expenses	(292)	(245)
Realized (loss) on silver transferred to pay expenses	(43)	(54)
Change in unrealized gain on investment in silver	103,126	2,885
Closing balance	$502,624	$334,676

ABERDEEN STANDARD SILVER ETF TRUST

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	23,216,266.6	21,973,640.6
Creations	5,761,068.7	922,832.4
Redemptions	(775,191.5)	(874,529.4)
Transfers of silver to pay expenses	(36,025.0)	(32,751.0)
Closing balance	28,166,118.8	21,989,192.6

Investment in silver
Opening balance	$418,938	$339,822
Creations	88,342	14,071
Redemptions	(13,829)	(13,976)
Realized gain on silver distributed for the redemption of Shares	(235)	(2,027)
Transfers of silver to pay expenses	(601)	(501)
Realized (loss) on silver transferred to pay expenses	(46)	(98)
Change in unrealized gain / (loss) on investment in silver	10,055	(2,615)
Closing balance	$502,624	$334,676

2.7.	Expenses / Realized Gains / Losses

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

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses.

For the three months ended June 30, 2020 and 2019, the Sponsor’s Fee, net of fees waived by the Sponsor, was $333,414 and $245,821, respectively. For the six months ended June 30, 2020 and 2019, the Sponsor’s Fee, net of fees waived by the Sponsor, was $616,898 and $495,560, respectively.

At June 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $123,639 and $106,796, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended June 30, 2020 and 2019 was $166,707 and $122,911, respectively. The Sponsor’s Fee waived for the six months ended June 30, 2020 and 2019 was $308,449 and $247,780, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2020 and 2019.

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the price established by the LBMA Silver Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next LBMA Silver Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the silver sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains and losses result from the transfer of silver for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of silver transferred.

ABERDEEN STANDARD SILVER ETF TRUST

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

The Trust’s sole business activity is the investment in silver, and substantially all the Trust’s assets are holdings of silver, which creates a concentration of risk associated with fluctuations in the price of silver. Several factors could affect the price of silver, including: (i) global silver supply and demand, which is influenced by factors such as forward selling by silver producers, purchases made by silver producers to unwind silver hedge positions, central bank purchases and sales, and production and cost levels in major global silver-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that silver will maintain its long-term value in terms of purchasing power in the future. In the event that the price of silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Trust holds silver and is expected to issue Baskets in exchange for deposits of silver and to distribute silver in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in silver.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “SIVR”.

Valuation of Silver and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the silver held by the Trust and determine both the ANAV and the NAV of the Trust.

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

Once the value of the silver has been determined, the Trustee subtracts all estimated accrued but unpaid fees. The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

ABERDEEN STANDARD SILVER ETF TRUST

The Trustee then subtracts from ANAV the amount of the accrued Sponsor’s Fee computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The Quarter Ended June 30, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $335,219,380 at March 31, 2020 to $507,681,170 at June 30, 2020, a 51.45% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 28.10% from $13.93 at March 31, 2020 to $17.85 at June 30, 2020 and an increase in outstanding Shares, which rose from 24,850,000 Shares at March 31, 2020 to 29,400,000 Shares at June 30, 2020, as a result of 4,600,000 Shares (92 Baskets) being created and 50,000 Shares (1 Basket) being redeemed.

The NAV per Share increased 28.02% from $13.49 at March 31, 2020 to $17.27 at June 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $333,414 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.68 at June 2, 2020 was the highest during the quarter, compared with a low of $13.57 at April 1, 2020.

The increase in net assets from operations for the quarter ended June 30, 2020 was $102,626,513, resulting from a realized loss of $42,565 on the transfer of silver to pay expenses, a realized loss of $123,884 on silver distributed for the redemption of Shares, and a change in unrealized gain on investment in silver of $103,126,376, offset by the Sponsor’s Fee, net of waiver, of $333,414. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2020.

The Six Months Ended June 30, 2020

The Trust’s NAV increased from $407,463,630 at December 31, 2019 to $507,681,170 at June 30, 2020, a 24.60% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 23,300,000 Shares at December 31, 2019 to 29,400,000 Shares at June 30, 2020, as a result of 6,250,000 Shares (125 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed. The price per ounce of silver fell 1.11% from $18.05 at December 31, 2019 to $17.85 at June 30, 2020.

The NAV per Share decreased 1.26% from $17.49 at December 31, 2019 to $17.27 at June 30, 2020. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $616,898 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $18.19 at February 24, 2020 was the highest during the period, compared with a low of $11.63 at March 19, 2020.

The increase in net assets from operations for the period ended June 30, 2020 was $9,156,752, resulting from a realized loss of $45,891 on the transfer of silver to pay expenses, a realized loss of $235,479 on silver distributed for the redemption of Shares, and a change in unrealized gain on investment in silver of $10,055,020, offset by the Sponsor’s Fee, net of waiver, of $616,898. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2020:

92 Baskets were created.

1 Basket was redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
April 2020	1	50,000	0.968
May 2020	—	—	—
June 2020	—	—	—
	1	50,000	0.968

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD SILVER ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD SILVER ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 7, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.