Form 10-Q
period 2020-09-30
Aberdeen Standard Silver ETF Trust
filed 2020-11-06
CIK 1450922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________ to _______________

Commission File Number: 001-34412

ABERDEEN STANDARD SILVER ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC 712 Fifth Avenue, 49 th Floor
New York , NY	10019
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Silver Shares ETF	SIVR	NYSE Arca

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

As of November 4, 2020, Aberdeen Standard Silver ETF Trust had 33,750,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

ABERDEEN STANDARD SILVER ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

INDEX

PART I. FINANCIAL INFORMATION

ABERDEEN STANDARD SILVER ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2020: $602,604; December 31, 2019: $422,010)	$769,848	$418,938
Total assets	769,848	418,938

LIABILITIES
Fees payable to Sponsor	190	107
Silver payable	—	11,367
Total liabilities	190	11,474

NET ASSETS(1)	$769,658	$407,464

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2020 were 33,550,000 and at December 31, 2019 were 23,300,000. Net asset values per Share at September 30, 2020 and December 31, 2019 were $22.94 and $17.49, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	32,448,800.9	$602,604	$769,848	100.02%
Total investment in silver	32,448,800.9	$602,604	$769,848	100.02%
Less liabilities			(190)	(0.02)%
Net Assets			$769,658	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	23,216,266.6	$422,010	$418,938	102.82%
Total investment in silver	23,216,266.6	$422,010	$418,938	102.82%
Less liabilities			(11,474)	(2.82)%
Net Assets			$407,464	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$833	$424	$1,758	$1,168
Less: Waiver	(278)	(141)	(586)	(389)
Total expenses	555	283	1,172	779

Net investment loss	(555)	(283)	(1,172)	(779)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on silver transferred to pay expenses	84	(37)	38	(135)
Realized gain / (loss) on silver distributed for the redemption of Shares	3,029	—	2,793	(2,027)
Change in unrealized gain and loss on investment in silver	160,261	44,369	170,316	41,754
Total gain on investment in silver	163,374	44,332	173,147	39,592

Change in net assets from operations	$162,819	$44,049	$171,975	$38,813

Net increase / (decrease) in net assets per Share	$5.06	$1.90	$6.18	$1.71

Weighted average number of Shares	32,159,783	23,147,826	27,823,540	22,681,136

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	29,400,000	$507,681	22,650,000	$334,593
Net investment loss		(555)		(283)
Realized gain / (loss) on investment in silver		3,113		(37)
Change in unrealized gain on investment in silver		160,261		44,369
Creations	4,650,000	110,878	900,000	15,462
Redemptions	(500,000)	(11,720)	—	—
Closing balance	33,550,000	$769,658	23,550,000	$394,104

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	23,300,000	$407,464	22,600,000	$339,734
Net investment loss		(1,172)		(779)
Realized gain / (loss) on investment in silver		2,831		(2,162)
Change in unrealized gain on investment in silver		170,316		41,754
Change in unrealized (loss) on unsettled creations or redemptions		(83)		—
Creations	10,900,000	204,401	1,850,000	29,533
Redemptions	(650,000)	(14,099)	(900,000)	(13,976)
Closing balance	33,550,000	$769,658	23,550,000	$394,104

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$17.27	$14.77	$17.49	$15.03
Income from investment operations:
Net investment loss	(0.02)	(0.01)	(0.04)	(0.03)
Total realized and unrealized gains or losses on investment in silver	5.69	1.97	5.49	1.73
Change in net assets from operations	5.67	1.96	5.45	1.70

Net asset value per Share at end of period	$22.94	$16.73	$22.94	$16.73

Weighted average number of Shares	32,159,783	23,147,826	27,823,540	22,681,136

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	32.83%	13.27%	31.16%	11.31%

(1)	Annualized for periods less than one year.

(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.

(3)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

1.	Organization

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD SILVER ETF TRUST

Effective March 29, 2019, the Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). Prior to March 29, 2019, the Trust’s silver was held by HSBC Bank plc. Silver may also be held by another firm selected by the Custodian to hold the Trust’s silver in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2020, approximately 99.99% of the Trust’s silver was held by one or more sub-custodians.

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

ABERDEEN STANDARD SILVER ETF TRUST

The investment in silver is classified as a level 2 asset, as the Trust’s investment in silver is calculated using primary market pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2020	December 31, 2019

Level 2
Investment in silver	$769,848	$418,938

There were no transfers between levels during the nine months ended September 30, 2020 or the year ended December 31, 2019.

2.3.	Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. At September 30, 2020, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had no silver receivable for the creation of shares and $11,367,104 of silver payable for the redemption of Shares.

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

ABERDEEN STANDARD SILVER ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020 and December 31, 2019.

2.6.	Investment in Silver

Changes in ounces of silver and their respective values for the three and nine months ended September 30, 2020 and 2019 are set out below:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	28,166,118.8	21,989,192.6
Creations	4,788,781.5	873,224.2
Redemptions	(483,699.9)	—
Transfers of silver to pay expenses	(22,399.5)	(16,802.0)
Closing balance	32,448,800.9	22,845,614.8

Investment in silver
Opening balance	$502,624	$334,676
Creations	116,059	15,462
Redemptions	(11,720)	—
Realized gain on silver distributed for the redemption of Shares	3,029	—
Transfers of silver to pay expenses	(489)	(269)
Realized gain on silver transferred to pay expenses	84	(37)
Change in unrealized (loss) on investment in silver	160,261	44,369
Closing balance	$769,848	$394,201

ABERDEEN STANDARD SILVER ETF TRUST

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	23,216,266.6	21,973,640.6
Creations	10,549,850.1	1,796,056.6
Redemptions	(1,258,891.3)	(874,529.4)
Transfers of silver to pay expenses	(58,424.5)	(49,553.0)
Closing balance	32,448,800.9	22,845,614.8

Investment in silver
Opening balance	$418,938	$339,822
Creations	204,401	29,533
Redemptions	(25,548)	(13,976)
Realized gain on silver distributed for the redemption of Shares	2,793	(2,027)
Transfers of silver to pay expenses	(1,090)	(770)
Realized gain on silver transferred to pay expenses	38	(135)
Change in unrealized gain on investment in silver	170,316	41,754
Closing balance	$769,848	$394,201

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended September 30, 2020 and 2019, the Sponsor’s Fee, net of fees waived by the Sponsor, was $555,114 and $282,777, respectively. For the nine months ended September 30, 2020 and 2019, the Sponsor’s Fee was $1,172,012 and $778,337, respectively.

At September 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $189,568 and $106,796, respectively. As a result of the waiver, the Sponsor’s Fee waived for the three months ended September 30, 2020 and 2019 was $277,557 and $141,389, respectively. The Sponsor’s Fee waived for the nine months ended September 30, 2020 and 2019 was $586,006 and $389,169, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2020 and 2019.

ABERDEEN STANDARD SILVER ETF TRUST

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

The Trust’s sole business activity is the investment in silver, and substantially all the Trust’s assets are holdings of silver, which creates a concentration of risk associated with fluctuations in the price of silver. Several factors could affect the price of silver, including: (i) silver supply and demand, which is influenced by factors such as forward selling by silver producers, purchases made by silver producers to unwind silver hedge positions, central bank purchases and sales, and production and cost levels in major global silver-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that silver will maintain its long-term value in terms of purchasing power in the future. In the event that the price of silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Quarter Ended September 30, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $507,681,170 at June 30, 2020 to $769,658,234 at September 30, 2020, a 51.60% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of silver, which rose 32.94% from $17.85 at June 30, 2020 to $23.73 at September 30, 2020 and an increase in outstanding Shares, which rose from 29,400,000 Shares at June 30, 2020 to 33,550,000 Shares at September 30, 2020, as a result of 4,650,000 Shares (93 Baskets) being created and 500,000 Shares (10 Baskets) being redeemed.

The NAV per Share increased 32.83% from $17.27 at June 30, 2020 to $22.94 at September 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, which was $555,114 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $27.94 at September 1, 2020 was the highest during the quarter, compared with a low of $17.35 at July 2, 2020.

The increase in net assets from operations for the quarter ended September 30, 2020 was $162,818,720, resulting from a realized gain of $84,387 on the transfer of silver to pay expenses, a realized gain of $3,028,557 on silver distributed for the redemption of Shares, and a change in unrealized gain on investment in silver of $160,260,890, offset by the Sponsor’s Fee, net of waiver, of $555,114. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2020.

The Nine Months Ended September 30, 2020

The Trust’s NAV increased from $407,463,630 at December 31, 2019 to $769,658,234 at September 30, 2020, a 88.89% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 23,300,000 Shares at December 31, 2019 to 33,550,000 Shares at September 30, 2020, as a result of 10,900,000 Shares (218 Baskets) being created and 650,000 Shares (13 Baskets) being redeemed, as well as an increase in the price per ounce of silver, which rose 31.47% from $18.05 at December 31, 2019 to $23.73 at September 30, 2020.

The NAV per Share increased 31.16% from $17.49 at December 31, 2019 to $22.94 at September 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,172,012 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $27.94 at September 1, 2020 was the highest during the period, compared with a low of $11.63 at March 19, 2020.

The increase in net assets from operations for the period ended September 30, 2020 was $171,975,468, resulting from a realized gain of $38,496 on the transfer of silver to pay expenses, a realized gain of $2,793,078 on silver distributed for the redemption of Shares, and a change in unrealized gain on investment in silver of $170,315,906, offset by the Sponsor’s Fee, net of waiver, of $1,172,012. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2020, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions, such as the Valuation of Silver and Computation of Net Asset Value discussed above, that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

ABERDEEN STANDARD SILVER ETF TRUST

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2020:

                   93 Baskets were created.

                  10 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
July 2020	—	—	—
August 2020	10	500,000	0.967
September 2020	—	—	—
	10	500,000	0.967

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii)Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD SILVER ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 6, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.