Form 10-K
period 2020-12-31
Aberdeen Standard Silver ETF Trust
filed 2021-03-01
CIK 1450922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34412

ABERDEEN STANDARD SILVER ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Silver Shares ETF	SIVR	NYSE Arca

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2020 as reported by the NYSE Arca, Inc. on that date: $518,321,971.

As of February 24, 2021, Aberdeen Standard Silver ETF Trust had 38,850,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Silver ETF Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial deposit of silver was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”). The number of shares that constitutes a Basket for the purpose of creations and redemptions was reduced from 100,000 Shares to 50,000 Shares effective on August 11, 2016.

The Trust’s Shares at redeemable value increased from $407,463,630 at December 31, 2019 to $863,664,235 at December 31, 2020, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 23,300,000 Shares at December 31, 2019 to 33,750,000 Shares outstanding at December 31, 2020.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests,” and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver bullion, less the expenses of the Trust’s operations. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical silver. An investment in physical silver requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical silver being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding silver bullion. The Shares offer an investment that:

● Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the silver bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 p.m. New York time.

● Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling silver bullion and storing and insuring silver bullion in a traditional allocated silver account.

● Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar of which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the silver temporarily being held in an unallocated silver account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See“Risk Factors—Silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors.”

Overview of the Silver Industry

This section provides a brief introduction to the silver industry by looking at some of the key participants, detailing the primary sources of demand and supply and, outlining the role of the “official” sector (i.e., central banks) in the market.

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2020, at the end of 2019, government-held silver bullion stocks total 89.1 million ounces.

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

World Silver Supply and Demand 2010-2019

The following table sets forth a summary of the world silver supply and demand for the period from 2010 to 2019 and is based on information reported by the World Silver Survey 2020, published by The Silver Institute.

(in millions of ounces)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Supply
Mine Production	753	758.3	791.7	823.3	867.8	895.1	888.6	852.1	855.7	836.5
Net Government Sales	44.2	12	7.4	7.9	—	—	—	—	—	—
Scrap	227.2	261.2	253.8	191	165.4	141.1	139.7	138.1	151.3	169.9
Net Hedging Supply	50.4	12.2	-47.1	-34.8	16.8	7.8	-18.9	1.4	-2.8	15.7
Total Supply	1,074.80	1,043.80	1,005.80	987.4	1,050.00	1,044.00	1,009.40	991.6	1,004.20	1,022.10

Demand
Jewelry	190	191.5	187.4	220.6	226.4	226.7	205	209.1	212.5	201.3
Coins & Bars	150.3	212.7	159.7	241.1	234.1	292.1	207.8	151.1	181.2	186.1
Silverware	51.9	47.5	43.8	59.3	61.2	63.2	52.4	58.4	61.1	59.8
Industrial Fabrication	633.8	661.5	600.1	604.6	596.3	583.2	576.8	599	578.6	510.9
Electrical & Electronics	301.2	290.8	266.7	266	263.9	246	233.9	242.9	248.5	230
Brazing Alloys & Solders	61.2	63.2	61.1	63.7	66.7	61.5	55.3	57.5	58	50
Photography	67.5	61.2	54.2	50.5	48.5	46.6	45.2	44	39.3	33.7
Photovoltaic	—	75.8	58.2	55.9	51.8	59.2	79.3	94.1	80.5	98.7
Ethylene Oxide	8.7	6.2	4.7	7.7	5	10.2	10.2	6.9	5.4	4
Other Industrial	195.2	164.2	155.1	160.8	160.6	159.8	152.9	153.7	146.9	94.5
ETP Inventory Build	129.5	-24	55.3	2.5	1.4	-17.8	49.8	2.4	-20.3	81.7
Exchange Inventory Build	-7.4	12.2	62.2	8.8	-5.3	12.6	79.8	6.8	71.2	10
Total Demand	1,148.10	1,101.40	1,108.50	1,136.90	1,114.10	1,160.00	1,171.60	1,026.80	1,084.30	1,049.80

Net Balance	-73.2	-57.5	-102.6	-149.5	-64	-116.1	-162.1	-35.2	-80.1	-27.8

Source: The Silver Institute - World Silver Survey 2020

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that while approximately half of gold demand is used for jewelry, approximately half of silver fabrication demand is used for industrial applications.

New mine production accounts for approximately 82% of total silver supply. Recycled silver accounts for around 17% of total supply. The total of producer hedging, government sales and implied “net disinvestment” has been in decline but together account for the balance of total supply.

Industrial applications and jewelry demand accounted for over 68% of total demand in 2019. Photography has been taking a lower share of overall silver demand falling from 6% in 2010 to 3% in 2019, while photovoltaic demand has risen in recent years accounting for 9% in 2019. Investment in coins and bars has amounted to 18% of demand in 2019.

5

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2010 to December 31, 2020 and is based on information provided by Bloomberg:

Starting in early 2011, when prices peaked at $48.44 per ounce, silver prices began a downward trend, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the fall in silver prices from 2011 to 2019. Silver reversed course in 2020, as prices rose 46.75%, closing at $26.49 per ounce. The global pandemic caused by COVID-19 contributed to the large returns, as increased stimulus and uncertainty, coupled with a low US dollar and interest rates, increased the appeal of silver.

Operation of the Silver Bullion Market

The global trade in silver consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas SA, Citibank N.A. HSBC, Goldman Sachs International, ICBC Standard Bank Plc, JPMorgan Chase Bank, The Bank of Nova Scotia, Merrill Lynch International, Morgan Stanley & Co. International Ltd, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 74 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”). This period lasts for approximately four hours each New York business day morning.

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

On July 14, 2017, the LBMA announced that ICE Benchmark Administration (“IBA”) had been selected to be the third-party administrator for the “LBMA Silver Price”. Effective from October 2, 2017, IBA is providing the auction platform and methodology as well as the overall administration and governance for the LBMA Silver Price benchmark. IBA operates an “equilibrium auction”, which is an electronic, tradable and auditable, over-the-counter auction for LBMA-authorized participating silver bullion banks or market makers and sponsored clients of direct participants (“silver participants”) that establishes a reference silver price for that day’s trading, often referred to as the “LBMA Silver Price”. The LBMA Silver Price equilibrium auction operated by CME Group Inc. and Refinitiv prior to October 2, 2017 was selected by the LBMA as the silver valuation replacement for the London silver fix previously determined by the London Silver Market Fixing Ltd. that was discontinued on August 14, 2014. The LBMA Silver Price has become a widely used benchmark for daily silver prices and is quoted by various financial information sources as the London silver fix was previously.

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

There are currently twelve direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coin 'N Things Inc., Goldman Sachs International plc, HSBC Bank USA NA, INTL FC Stone, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank and The Toronto Dominion Bank.

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

Futures Exchanges

The most significant silver futures exchanges are the COMEX, a designated contract market within the CME Group, and the Tokyo Commodity Exchange ("TOCOM"). Futures exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Futures contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

An exchange does not buy or sell those contracts, but seeks to offer a transparent forum where members, on their own behalf or on the behalf of customers, can trade the contracts in a safe, efficient and orderly manner. During regular trading hours at the COMEX, the commodity contracts are traded on CME Globex system, an electronic; a auction in which all bids, offers and trades must be publicly announced to all members and, upon execution, centrally cleared. Electronic trading is offered by the exchange almost 24 hours a day (except for a short break in the evening), six days a week.

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

Market Regulation

The global silver markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of silver bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London silver markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global silver market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Once the value of the silver has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the silver and any other assets of the Trust. The resulting figure is the adjusted net asset value (“ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place which are computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities are conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Trust Expenses

The Trust’s only ordinary recurring expense is the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses.

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

The Sponsor’s Fee, net of waiver, for the year ended December 31, 2020 was $1,787,310 (December 31, 2019: $1,087,303; December 31, 2018: $984,811).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Silver; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares.  Only registered broker-dealers, or other securities market participants not required to register as broker-dealers such as banks or other financial institutions, who (1) are participants in the DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of silver represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

All silver bullion deposited with the Custodian must be of at least a minimum fineness (or purity) of 999.0 parts per 1,000 and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of silver in the United Kingdom, occurs on “business days” when (1) banks in the United Kingdom, and (2) the London silver markets are regularly open for business. If such banks or the London silver markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day.

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, with the required silver deposit amount by the second business day in London following the purchase order date. Upon receipt of the silver deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the silver deposit amount from the Authorized Participant Unallocated Account to the unallocated silver account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the silver deposit amount from the Trust Unallocated Account to the allocated silver account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific silver bars from its inventory to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, representing the amount of the silver held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of silver included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2020, the Trustee was in compliance with these conditions.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s silver as needed to pay the Sponsor’s Fee in silver (silver transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s silver and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s silver as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s silver. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian, or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's silver at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the silver held by the Trust at December 31, 2020. These procedures included confirmation of the silver bar list and total ounces of silver held by the Custodian at December 31, 2020, and an independent recalculation of ounces of silver for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to shares of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

The process of withdrawing silver from the Trust for a redemption of a Basket follows the same general procedure as for depositing silver with the Trust for a creation of a Basket, only in reverse. Each transfer of silver between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of silver being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of silver held in the Trust Unallocated Account as of the close of each business day. See “Deposit of Silver; Issuance of Shares” and “Withdrawal of Silver; Redemption of Shares.”

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the Tax Cuts and Jobs Act (P.L. 115-97).

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

● An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

● A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

● An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

● A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical silver, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gains recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical silver which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, high-income individuals and certain trusts and estates are subject to a 3.8% Medicare contribution tax that is imposed on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

The amount of any backup withholding tax will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gains (if any) upon the sale of silver. A Non-US Shareholder generally is not subject to US federal income tax with respect to gains recognized upon the sale or other disposition of Shares, or upon the sale of silver by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

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

RISKS RELATED TO SILVER

The price of silver may be affected by the sale of ETVs tracking the silver markets.

To the extent existing exchange traded vehicles (“ETVs”) tracking the silver markets represent a significant proportion of demand for physical silver bullion, large redemptions of the securities of these ETVs could negatively affect physical silver bullion prices and the price and NAV of the Shares.

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

Several factors may have the effect of causing a decline in the prices of silver and a corresponding decline in the price of Shares. Among them:

●	A significant increase in silver hedging activity by silver producers. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators and investors towards silver. Should the speculative community take a negative view towards silver, it could cause a decline in world silver prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of silver could negatively affect the price of silver which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing silver could improve the economics of selling silver forward. This could result in an increase in hedging by silver mining companies and short selling by speculative interests, which would negatively affect the price of silver. Under such circumstances, the price of the Shares would be similarly affected.

Conversely, several factors may trigger a temporary increase in the price of silver prior to your investment in the Shares. For example, sudden increased investor interest in silver may cause an increase in world silver prices, increasing the price of the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of silver, and you may incur losses when the causes for the temporary increase disappear.

Recently, an online campaign intended to harm hedge funds and large banks is encouraging retail investors to purchase silver and shares of Silver ETVs to intentionally increase prices. This activity may result in temporarily high prices of silver.

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

The Shares are designed to mirror as closely as possible the performance of the price of silver bullion, and the value of the Shares relates directly to the value of the silver held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of silver has fluctuated widely over the past several years. Several factors may affect the price of silver, including:

●	A change in economic conditions, such as a recession, can adversely affect the price of silver. Silver is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares;

●	Investors’ expectations with respect to the rate of inflation;

●	Currency exchange rates;

●	Interest rates;

●	Investment and trading activities of hedge funds and commodity funds;

●	Global or regional political, economic or financial events and situations; and

●	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in silver.

In addition, investors should be aware that there is no assurance that silver will maintain its long-term value in terms of purchasing power in the future. In the event that the price of silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

RISKS RELATED TO THE SHARES

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

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

Recently, the Trust and other ETVs that seek to track the price of physical silver bullion ("Silver ETVs") have been experiencing a sudden increase in demand of shares following an online campaign to harm hedge funds and large banks with substantial short exposures to silver. The campaign encourages retail investors to purchase shares of Silver ETVs as well as physical silver in order to intentionally create a short squeeze. This activity could result in temporarily inflated prices of Shares and the difference between trading price and NAV per share may widen.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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

The amount of silver represented by each Share decreases each day by the Sponsor’s Fee. In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust (the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses), in exceptional cases certain Trust expenses may need to be paid by the Trust. Because the Trust does not have any income, it must either make payments in-kind by deliveries of silver (as is the case with the Sponsor’s Fee) or it must sell silver to obtain cash (as in the case of any exceptional expenses).  The result of these sales of silver and recurring deliveries of silver to pay the Sponsor’s Fee in-kind is a decrease in the amount of silver represented by each Share. New deposits of silver, received in exchange for new Shares issued by the Trust, will not reverse this trend.

A decrease in the amount of silver represented by each Share results in a decrease in each Share’s price even if the price of silver bullion does not change. To retain the Share’s original price, the price of silver must increase. Without that increase, the lesser amount of silver represented by the Share will have a correspondingly lower price. If this increase does not occur, or is not sufficient to counter the lesser amount of silver represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of silver, and will result in a more rapid decrease of the amount of silver represented by each Share and a corresponding decrease in its value.

RISKS RELATED TO THE CUSTODY OF SILVER

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, and any other sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s silver for which no person is liable.

The Trust does not insure its silver. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the silver held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the silver held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, and any other sub-custodian under English law, and any other sub-custodian under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s silver which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its silver and any recovery may be limited, even in the event of fraud, to the market value of the silver at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust’s unallocated silver account (“Unallocated Account”) and the Trust’s allocated silver account (“Allocated Account”), the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the silver lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian, or any other sub-custodian concerning its silver.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian may enter into arrangements with any sub-custodians for the custody or temporary holding of the Trust’s silver, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

The Trust may not have adequate sources of recovery if its silver is lost, damaged, stolen or destroyed.

If the Trust’s silver is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, or any other sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, or any other sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

GENERAL RISKS

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

The United Kingdom left the European Union (the “EU”) (“Brexit”) on January 31, 2020, subject to a transitional period which ended December 31, 2020. During the transitional period, although the United Kingdom was no longer a member state of the EU, it remained subject to EU law and regulations as if it were still a member state. The United Kingdom and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the United Kingdom and the EU came to a preliminary trade agreement, which was subsequently ratified by the UK Parliament. The trade agreement must also be ratified by the European Parliament.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, United Kingdom or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the United Kingdom and EU is defined and the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the United Kingdom, failed to adequately prepare for the end of Brexit’s transitional period could have significant customer, reputation and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to seek to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, we cannot provide assurance that the Trust will not be adversely impacted despite these preparations.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic.

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including the Trust and its service providers, are not known. The information technology and other operational systems upon which the Trust’s service providers rely could be impaired and the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust could be disrupted. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2020 and 2019:

Fiscal Year Ended December 31, 2020: Quarter Ended

	High	Low
March 31, 2020	$18.08	$11.64
June 30, 2020	$17.74	$13.52
September 30, 2020	$28.06	$17.35
December 31, 2020	$25.74	$21.88

Fiscal Year Ended December 31, 2019: Quarter Ended

	High	Low
March 31, 2019	$15.61	$14.58
June 30, 2019	$15.00	$13.95
September 30, 2019	$19.03	$14.57
December 31, 2019	$17.56	$16.08

The number of outstanding Share of the Trust as of February 24, 2021 was 38,850,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2020	$28.06	$23.64
September 2020	$27.17	$21.98
October 2020	$24.32	$22.56
November 2020	$24.73	$21.88
December 2020	$25.74	$23.06
January 2021	$26.68	$23.88

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2020 and 2019:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2020	—	—
February 2020	—	—
March 2020	100,000	0.969
April 2020	—	—
May 2020	50,000	0.968
June 2020	—	—
July 2020	—	—
August 2020	500,000	0.967
September 2020	—	—
October 2020	400,000	0.967
November 2020	—	—
December 2020	—	—
Total	1,050,000	0.967

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2019	—	—
February 2019	900,000	0.972
March 2019	—	—
April 2019	—	—
May 2019	—	—
June 2019	—	—
July 2019	—	—
August 2019	—	—
September 2019	—	—
October 2019	—	—
November 2019	—	—
December 2019	650,000	0.969
Total	1,550,000	0.971

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$863,884	$418,938	$339,822	$351,140	$311,346
Total gain/(loss) on silver	$262,999	$57,508	$(27,179)	$13,260	$40,311
Change in net assets from operations	$261,212	$56,421	$(28,164)	$12,220	$39,354
Weighted average number of Shares	29,257,514	22,988,630	21,487,534	20,800,822	18,986,339
Net increase / (decrease) in net assets per Share	$8.93	$2.45	$(1.31)	$0.59	$2.07
Net cash provided by operating activities	$—	$—	$—	$—	$—

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

NAV per Share vs. Silver Price from July 20, 2009 (the Date of Inception) to December 31, 2020

The divergence of the NAV per Share from the silver price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of silver bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

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

	December 31, 2020	December 31, 2019	December 31, 2018
(Amounts in 000's of US$)
Investment in silver - cost	$608,877	$422,010	$402,801
Unrealized gain/(loss) on investment in silver	255,007	(3,072)	(62,979)
Investment in silver - fair value	$863,884	$418,938	$339,822

Inspection of Silver

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian. In addition, under the Custody Agreements, the Custodian shall procure that any sub-custodian that it appoints allows access to its premises during normal business hours to examine the Trust's silver held there and such records as the Trustee, the Sponsor or the Sponsor's auditors and inspectors may reasonably require to perform their respective duties to Shareholders.

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's silver at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the silver held by the Trust at December 31, 2020. These procedures included confirmation of the silver bar list and total ounces of silver held by the Custodian at December 31, 2020, and an independent recalculation of ounces of silver for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2020 and 2019, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000's of US$)
Total gain/(loss) on silver	$262,999	$57,508	$(27,179)
Net change assets from operations	$261,212	$56,421	$(28,164)
Net cash provided by operating activities	$—	$—	$—

The year ended December 31, 2020

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $407,463,630 at December 31, 2019 to $863,664,235 at December 31, 2020, a 111.96% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 23,300,000 Shares at December 31, 2019 to 33,750,000 Shares at December 31, 2020, a result of 11,500,000 Shares (230 Baskets) being created and 1,050,000 Shares (21 Baskets) being redeemed during the year and an increase in the price per ounce of silver, which rose 46.77% from $18.05 at December 31, 2019 to $26.49 at December 31, 2020.

NAV per Share increased 46.31% from $17.49 at December 31, 2019 to $25.59 at December 31, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,787,310 for the year, or 0.30% of the Trust’s ANAV.

The NAV per Share of $27.94 at September 1, 2020 was the highest during the year, compared with a low of $11.63 at March 19, 2020.

The increase in net assets from operations for the year ended December 31, 2020 was $261,211,613, resulting from a change in unrealized gain on investment in silver of $258,078,973, a realized gain of $174,027 on the transfer of silver to pay expenses, and a realized gain of $4,745,923 on silver distributed for the redemption of Shares, offset by the Sponsor’s Fee, net of waiver, of $1,787,310. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2020.

The year ended December 31, 2019

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

NAV per Share increased 16.37% from $15.03 at December 31, 2018 to $17.49 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,087,303 for the year, or 0.30% of the Trust’s ANAV.

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

NAV per Share decreased 8.58% from $16.44 at December 31, 2017 to $15.03 at December 31, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $984,811 for the year, or 0.30% of the Trust’s ANAV.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2020

	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$425	$500	$833	$923	$2,681
Less: Waiver of Sponsor’s Fee (Note 2.7)	(142)	(167)	(278)	(307)	(894)
Total expenses	283	333	555	616	1,787

Net investment loss	(283)	(333)	(555)	(616)	(1,787)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	(3)	(43)	84	136	174
Realized (loss) / gain on silver distributed for the redemption of Shares	(112)	(124)	3,029	1,953	4,746
Change in unrealized gain and loss on investment in silver	(93,071)	103,126	160,261	87,763	258,079
Total (loss) / gain on investment in sliver	(93,186)	102,959	163,374	89,852	262,999

Change in net assets from operations	$(93,469)	$102,626	$162,819	$89,236	$261,212

Net increase / (decrease) in net assets per Share	$(3.95)	$3.72	$5.06	$2.66	$8.93

Weighted average number of Shares	23,676,923	27,586,264	32,159,783	33,528,260	29,257,514

Year Ended December 31, 2019

	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$375	$369	$424	$463	$1,631
Less: Waiver of Sponsor's Fee (Note 2.7)	(125)	(123)	(141)	(155)	(544)
Total expenses	250	246	283	308	1,087

Net investment loss	(250)	(246)	(283)	(308)	(1,087)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(44)	(54)	(37)	(15)	(150)
Realized loss on silver distributed for the redemption of Shares	(2,027)	—	—	(222)	(2,249)
Change in unrealized (loss) / gain on investment in silver	(5,500)	2,885	44,369	18,153	59,907
Total (loss) / gain on investment in silver	(7,571)	2,831	44,332	17,916	57,508

Change in net assets from operations	$(7,821)	$2,585	$44,049	$17,608	$56,421

Net (decrease) / increase in net assets per Share	$(0.35)	$0.11	$1.90	$0.74	$2.45

Weighted average number of Shares	22,395,556	22,491,758	23,147,826	23,901,087	22,988,630

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2020, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2020. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Silver ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Silver ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Sponsor’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

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

Security Ownership of Certain Beneficial Owners

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Audit fees – KPMG	$77,825	$72,900
Audit related fees – KPMG	10,000	—
	$87,825	$72,900

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. These services include the accountant providing a consent letter related to the Trust's registration statement filing.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2018

99.1	Novation Agreement, incorporated by reference to Exhibit 99.1 filed with Commission File No. 001-34412 on December 18, 2014

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD SILVER ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020
INDEX

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Silver ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Silver ETF Trust (the Trust), including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and the changes in its net assets, for each of the years in the three-year period ended December 31, 2020, and the financial highlights for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and the financial highlights and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements and the financial highlights, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Evidence Pertaining to the Existence of the Silver Holdings

As presented on the December 31, 2020 schedule of investments, the fair value of the Trust’s investment in silver was $863.88 million, representing 100% of the Trust’s total assets, and 32,617,862 ounces of silver holdings. The investment in silver is held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the silver holdings as a critical audit matter. Given the nature and volume of the silver holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of silver held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s silver holdings process, including controls over (1) the comparison of the Trust’s records of silver held to the custodian’s records, (2) the approval of silver deposits and withdrawals by the trustee of the Trust and (3) the roll forward of silver holdings from the date of the Trust’s most recent physical inspection through December 31, 2020. We obtained a schedule directly from the custodian of the Trust’s silver holdings held by the custodian as of December 31, 2020. We compared the total ounces on such schedule to the Trust’s record of silver holdings. We also tested the Trust’s roll forward of silver holdings from August 14, 2020 (the date of the Trust’s most recent physical inspection performed at the custodian’s locations by a third party engaged by the Trust’s sponsor (the inspector)) through December 31, 2020 by (1) agreeing the Trust’s records of silver holdings as of the last inspection date to the inspector’s and/or custodian’s records, (2) agreeing silver holdings transactions to order confirmations and trade tickets, and (3) comparing the Trust’s expected holdings to the schedule obtained directly from the custodian of the Trust’s silver holdings at December 31, 2020.

We have served as the Trust’s auditor since 2015.

/s/ KPMG LLP

New York, New York
February 26, 2021

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Assets and Liabilities

At December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2020: $608,877; December 31, 2019: $422,010)	$863,884	$418,938
Total assets	863,884	418,938

LIABILITIES
Fees payable to Sponsor	220	107
Silver payable	–	11,367
Total liabilities	220	11,474

NET ASSETS(1)	$863,664	$407,464

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2020 were 33,750,000 and at December 31, 2019 were 23,300,000. Net asset values per Share at December 31, 2020 and December 31, 2019 were $25.59 and $17.49, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments

At December 31, 2020 and 2019

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	32,617,862.0	$608,877	$863,884	100.03%
Total investment in silver	32,617,862.0	$608,877	$863,884	100.03%
Less liabilities			(220)	(0.03)%
Net Assets			$863,664	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	23,216,266.6	$422,010	$418,938	102.82%
Total investment in silver	23,216,266.6	$422,010	$418,938	102.82%
Less liabilities			(11,474)	(2.82)%
Net Assets			$407,464	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations

For the years ended December 31, 2020, 2019, and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,681	$1,631	$1,477
Less: Waiver	(894)	(544)	(492)
Total expenses	1,787	1,087	985
Net investment loss	(1,787)	(1,087)	(985)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on silver transferred to pay expenses	174	(150)	(179)
Realized gain / (loss) on silver distributed for the redemption of Shares	4,746	(2,249)	(4,374)
Change in unrealized gain / (loss) on investment in silver	258,079	59,907	(22,626)
Total gain / (loss) on investment in silver	262,999	57,508	(27,179)

Change in net assets from operations	$261,212	$56,421	$(28,164)

Net increase / (decrease) in net assets per Share	$8.93	$2.45	$(1.31)

Weighted average number of Shares	29,257,514	22,988,630	21,487,534

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	23,300,000	$407,464
Net investment loss		(1,787)
Realized gain on investment in silver		4,920
Change in unrealized gain on investment in silver		258,079
Change in unrealized (loss) on unsettled creations or redemptions		(84)
Creations	11,500,000	218,306
Redemptions	(1,050,000)	(23,234)
Closing balance at December 31, 2020	33,750,000	$863,664

	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	22,600,000	$339,734
Net investment loss		(1,087)
Realized (loss) on investment in silver		(2,399)
Change in unrealized gain on investment in silver		59,907
Change in unrealized gain on unsettled creations or redemptions		84
Creations	2,250,000	36,430
Redemptions	(1,550,000)	(25,205)
Closing balance at December 31, 2019	23,300,000	$407,464

	Year Ended December 31, 2018
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	21,350,000	$351,051
Net investment loss		(985)
Realized (loss) on investment in silver		(4,553)
Change in unrealized (loss) on investment in silver		(22,626)
Creations	3,000,000	44,194
Redemptions	(1,750,000)	(27,347)
Closing balance at December 31, 2018	22,600,000	$339,734

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$17.49	$15.03	$16.44
Income from investment operations:
Net investment loss	(0.06)	(0.05)	(0.05)
Total realized and unrealized gains or losses on investment in silver	8.16	2.51	(1.36)
Change in net assets from operations	8.10	2.46	(1.41)

Net asset value per Share at end of period	$25.59	$17.49	$15.03

Weighted average number of Shares	29,257,514	22,988,630	21,487,534

Expense ratio(1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value	46.31%	16.37%	(8.58)%

(1)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements

1.    Organization

The Aberdeen Standard Silver ETF Trust (the “Trust”) is a common law trust formed on July 20, 2009 (the "Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver bullion and issues Aberdeen Standard Physical Silver Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Effective March 29, 2019, the Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). Prior to March 29, 2019, the Trust’s silver was held by HSBC Bank plc. Silver may also be held by another firm selected by the Custodian to hold the Trust's silver in the Trust's allocated account in the firm's vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2020, none of the Trust's silver was held by a sub-custodian.

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

The investment in silver is classified as a level 1 asset, as the value of the Trust’s investment in silver is calculated using unadjusted quoted prices from primary market sources.

ABERDEEN STANDARD SILVER ETF TRUST

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2020	December 31, 2019

Level 1
Investment in silver	$863,884	$418,938

Based on its continuous assessment of the valuation techniques used to value the Trust's silver, the Sponsor determined that the inputs used in determining the value of the Trust's silver are more representative of Level 1 inputs, rather than Level 2 inputs. Therefore, all of the Trust's silver was transferred from Level 2 to Level 1 at December 31, 2020. The December 31, 2019 information has been reclassified to level 1 for comparative purposes.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At December 31, 2020, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had no silver receivable for the creation of shares and $11,367,104 of silver payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2020 and December 31, 2019.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the years ended December 31, 2020 and 2019 are set out below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000's of US$, except for ounces data)
Ounces of silver
Opening balance	23,216,266.6	21,973,640.6
Creations	11,129,847.0	2,183,968.2
Redemptions	(1,645,663.9)	(874,529.4)
Transfers of silver to pay expenses	(82,587.7)	(66,812.8)
Closing balance	32,617,862.0	23,216,266.6

Investment in silver
Opening balance	$418,938	$339,822
Creations	218,306	36,430
Redemptions	(34,601)	(13,838)
Realized gain on silver distributed for the redemption of Shares	4,746	(2,249)
Transfers of silver to pay expenses	(1,674)	(1,068)
Realized gain on silver transferred to pay expenses	174	(150)
Change in unrealized gain on investment in silver	258,079	59,907
Change in unrealized gain on unsettled creations or redemptions	(84)	84
Closing balance	$863,884	$418,938

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

ABERDEEN STANDARD SILVER ETF TRUST

For the years ended  December 31, 2020, 2019 and 2018, the Sponsor’s Fee, net of fees waived by the Sponsor, was $1,787,310, $1,087,303 and $984,811, respectively.

At December 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $219,813 and $106,796, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the year ending December 31, 2020, 2019, and 2018 was $893,655, $543,652 and $492,406, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2020, 2019 and 2018.

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the price established by the LME PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next LBMA PM Silver Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the silver sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date: February 26, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.