Form 10-Q
period 2021-03-31
Aberdeen Standard Silver ETF Trust
filed 2021-05-07
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______________to___________________

Commission File Number: 001-34412

ABERDEEN STANDARD SILVER ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Silver Shares ETF	SIVR	NYSE Arca

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes    ☒ No

As of May 5, 2021 Aberdeen Standard Silver ETF Trust had 39,550,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

ABERDEEN STANDARD SILVER ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

ABERDEEN STANDARD SILVER ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2021: $736,763; December 31, 2020: $608,877)	$886,550	$863,884
Total assets	886,550	863,884

LIABILITIES
Fees payable to Sponsor	227	220
Total liabilities	227	220

NET ASSETS(1)	$886,323	$863,664

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2021 were 38,250,000 and at December 31, 2020 were 33,750,000. Net asset values per Share at March 31, 2021 and December 31, 2020 were $23.17 and $25.59, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	36,939,582.4	$736,763	$886,550	100.03%
Total investment in silver	36,939,582.4	$736,763	$886,550	100.03%
Less liabilities			(227)	(0.03)%
Net Assets			$886,323	100%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	32,617,862.0	$608,877	$863,884	100.03%
Total investment in silver	32,617,862.0	$608,877	$863,884	100.03%
Less liabilities			(220)	(0.03)%
Net Assets			$863,664	100%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,022	$425
Less: Waiver	(341)	(142)
Total expenses	681	283

Net investment loss	(681)	(283)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on silver transferred to pay expenses	184	(3)
Realized gain / (loss) on silver distributed for the redemption of Shares	13,011	(112)
Change in unrealized (loss) on investment in silver	(105,220)	(93,071)
Total gain/(loss) on investment in silver	(92,025)	(93,186)

Change in net assets from operations	$(92,706)	$(93,469)

Net increase / (decrease) in net assets per Share	$(2.50)	$(3.95)

Weighted average number of Shares	37,134,444	23,676,923

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	33,750,000	$863,664
Net investment loss		(681)
Realized gain on investment in silver		13,195
Change in unrealized (loss) on investment in silver		(105,220)
Creations	6,200,000	160,444
Redemptions	(1,700,000)	(45,079)
Closing balance at March 31, 2021	38,250,000	$886,323

	Three Months Ended March 31, 2020
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	23,300,000	$407,464
Net investment loss		(283)
Realized (loss) on investment in silver		(115)
Change in unrealized (loss) on investment in silver		(93,071)
Change in unrealized (loss) on unsettled creations or redemptions		(83)
Creations	1,650,000	22,956
Redemptions	(100,000)	(1,649)
Closing balance at March 31, 2020	24,850,000	$335,219

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$25.59	$17.49
Income from investment operations:
Net investment loss	(0.02)	(0.01)
Total realized and unrealized gains or losses on investment in silver	(2.40)	(3.99)
Change in net assets from operations	(2.42)	(4.00)

Net asset value per Share at end of period	$23.17	$13.49

Weighted average number of Shares	37,134,444	23,676,923

Expense ratio(1)(2)	0.30%	0.30%

Net investment loss ratio(1)	(0.30)%	(0.30)%

Total return, net asset value(3)	(9.46)%	(22.87)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

Effective March 29, 2019, the Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). Prior to March 29, 2019, the Trust’s silver was held by HSBC Bank plc. Silver may also be held by another firm selected by the Custodian to hold the Trust's silver in the Trust's allocated account in the firm's vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2021, none of the Trust's silver was held by a sub-custodian.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

2.2.    Valuation of Silver (continued)

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

The per Share amount of silver exchanged for a purchase or redemption is calculated daily by the Trustee using the LBMA Silver Price to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made, and represents the per Share amount of silver held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

2.2.    Valuation of Silver (continued)

The Trust’s investment in silver is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2021	December 31, 2020

Level 1
Investment in silver	$886,550	$863,884

There were no transfers between levels during the three months ended March 31, 2021.  The Trust’s silver was transferred from Level 2 to Level 1 at December 31, 2020.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At March 31, 2021, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no silver receivable or payable for the creation of shares.

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

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

2.4.    Creations and Redemptions of Shares (continued)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2021 and December 31, 2020.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three months ended March 31, 2021 and 2020 are set out below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Amounts in 000's of US$, except for ounces data)
Ounces of silver
Opening balance	32,617,862.0	23,216,266.6
Creations	5,989,089.7	1,598,124.6
Redemptions	(1,641,982.4)	(726,786.2)
Transfers of silver to pay expenses	(25,386.9)	(17,118.0)
Closing balance	36,939,582.4	24,070,487.0

Investment in silver
Opening balance	$863,884	$418,938
Creations	160,444	22,956
Redemptions	(45,079)	(13,099)
Realized gain / (loss) on silver distributed for the redemption of Shares	13,011	(112)
Transfers of silver to pay expenses	(674)	(307)
Realized gain / (loss) on silver transferred to pay expenses	184	(3)
Change in unrealized (loss) on investment in silver	(105,220)	(93,071)
Closing balance	$886,550	$335,302

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

2.7.    Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of silver to the Sponsor.

The Trust will transfer silver to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.45% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.  Presently, the Sponsor is continuing to voluntarily waive a portion of its fee and reduce the Sponsor’s Fee to 0.30% (which it has done since the Date of Inception).

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

For the three months ended March 31, 2021 and 2020, the Sponsor’s Fee, net of fees waived by the Sponsor, was $681,313 and $283,484, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months March 31, 2021 and 2020 was $340,657and  $141,742, respectively.

At March 31, 2021 and at December 31, 2020, the fees payable to the Sponsor were $226,771 and $219,813, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2021 and 2020.

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

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Trustee then subtracts from ANAV the amount of the accrued Sponsor's Fee computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Quarter Ended March 31, 2021

The Trust’s NAV increased from $863,664,235 at December 31, 2020 to $886,323,207 at March 31, 2021, a 2.62% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 33,750,000 Shares at December 31, 2020 to 38,250,000 Shares at March 31, 2021, as a result of 6,200,000 Shares (124 Baskets) being created and 1,700,000 Shares (34 Baskets) being redeemed. There was a decrease in the price per ounce of silver, which dropped 9.40% from $26.49 at December 31, 2020 to $24.00 at March 31, 2021.

The NAV per Share decreased 9.46% from $25.59 at December 31, 2020 to $23.17 at March 31, 2021. The Trust’s NAV per Share decreased slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $681,313 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $28.58 at February 1, 2021 was the highest during the quarter, compared with a low of $23.17 at March 31, 2021.

The decrease in net assets from operations for the quarter ended March 31, 2021 was $92,706,485 resulting from a realized gain of $184,148 on the transfer of silver to pay expenses and a realized gain of $13,010,676 on silver distributed for the redemption of Shares, offset by a change in unrealized loss on investment in silver of $105,219,996 and the Sponsor’s Fee of $681,313. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2021.

The Quarter Ended March 31, 2020

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

The decrease in net assets from operations for the quarter ended March 31, 2020 was $93,469,761, resulting from a realized loss of $3,326 on the transfer of silver to pay expenses, a realized loss of $111,595 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $93,071,356 and the Sponsor’s Fee, net of waiver, of $283,484. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2020

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2021, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Refer to Note 2 to the Financial Statements for further information on accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2021:

    124 Baskets were created.

     34 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
January 2021	10	500,000	0.966
February 2021	12	600,000	0.966
March 2021	12	600,000	0.966
	34	1,700,000	0.966

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD SILVER ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 7, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.