Form 10-Q
period 2021-06-30
Aberdeen Standard Silver ETF Trust
filed 2021-08-06
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________to_____________

Commission File Number: 001-34412

ABERDEEN STANDARD SILVER ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49 th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

s

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of August 4, 2021 Aberdeen Standard Silver ETF Trust had 42,300,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

ABERDEEN STANDARD SILVER ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

ABERDEEN STANDARD SILVER ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2021: $831,384; December 31, 2020: $608,877)	$1,043,020	$863,884
Total assets	1,043,020	863,884

LIABILITIES
Fees payable to Sponsor	256	220
Silver payable	6,214	—
Total liabilities	6,470	220

NET ASSETS(1)	$1,036,550	$863,664

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2021 were 41,700,000 and at December 31, 2020 were 33,750,000. Net asset values per Share at June 30, 2021 and December 31, 2020 were $24.86 and $25.59, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	40,482,046.3	$831,384	$1,043,020	100.62%
Total investment in silver	40,482,046.3	$831,384	$1,043,020	100.62%
Less liabilities			(6,470)	(0.62)%
Net Assets			$1,036,550	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	32,617,862.0	$608,877	$863,884	100.03%
Total investment in silver	32,617,862.0	$608,877	$863,884	100.03%
Less liabilities			(220)	(0.03)%
Net Assets			$863,664	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,165	$500	$2,187	$925
Less: Waiver	(388)	(167)	(729)	(308)
Total expenses	777	333	1,458	617

Net investment loss	(777)	(333)	(1,458)	(617)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on silver transferred to pay expenses	173	(43)	357	(46)
Realized gain / (loss) on silver distributed for the redemption of Shares	1,261	(124)	14,272	(235)
Change in unrealized gain / (loss) on investment in silver	60,588	103,126	(44,632)	10,055
Total gain/(loss) on investment in silver	62,022	102,959	(30,003)	9,774

Change in net assets from operations	$61,245	$102,626	$(31,461)	$9,157

Net increase / (decrease) in net assets per Share	$1.52	$3.72	$(0.81)	$0.36

Weighted average number of Shares	40,222,527	27,586,264	38,687,017	25,631,593

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	38,250,000	$886,323	24,850,000	$335,219
Net investment loss		(777)		(333)
Realized gain / (loss) on investment in silver		1,434		(167)
Change in unrealized gain on investment in silver		60,588		103,126
Creations	3,700,000	95,196	4,600,000	70,566
Redemptions	(250,000)	(6,214)	(50,000)	(730)
Closing balance	41,700,000	$1,036,550	29,400,000	$507,681

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	33,750,000	$863,664	23,300,000	$407,464
Net investment loss		(1,458)		(617)
Realized gain / (loss) on investment in silver		14,629		(281)
Change in unrealized (loss)/gain on investment in silver		(44,632)		10,055
Change in unrealized (loss) on unsettled creations or redemptions		—		(83)
Creations	9,900,000	255,640	6,250,000	93,521
Redemptions	(1,950,000)	(51,293)	(150,000)	(2,378)
Closing balance	41,700,000	$1,036,550	29,400,000	$507,681

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$23.17	$13.49	$25.59	$17.49
Income from investment operations:
Net investment loss	(0.02)	(0.01)	(0.04)	(0.02)
Total realized and unrealized gains or losses on investment in silver	1.71	3.79	(0.69)	(0.20)
Change in net assets from operations	1.69	3.78	(0.73)	(0.22)

Net asset value per Share at end of period	$24.86	$17.27	$24.86	$17.27

Weighted average number of Shares	40,222,527	27,586,264	38,687,017	25,631,593

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	7.29%	28.02%	(2.85)%	(1.26)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

1.    Organization

The Aberdeen Standard Silver ETF Trust (the “Trust”) is a common law trust formed on July 20, 2009 (the "Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver bullion and issues Aberdeen Standard Physical Silver Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

Effective June 25, 2021, Christopher Demetriou resigned as President and Chief Executive Officer of the Sponsor. Mr. Demetriou had served as Principal Executive Officer of the Registrant. Effective June 25, 2021, Steven Dunn was appointed President and Chief Executive Officer of the Sponsor. Mr. Dunn will serve as Principal Executive Officer of the Registrant.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust's silver may also be held by another firm selected by the Custodian to hold the Trust’s silver in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2021, approximately 99.99% of the Trust’s silver was held by a sub-custodian.

The Trust's silver is recorded at fair value. The cost of silver is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Silver Price. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of silver transferred.

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

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2021	December 31, 2020

Level 1
Investment in silver	$1,043,020	$863,884

There were no transfers between levels during the three months ended June 30, 2021.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At June 30, 2021, the Trust had no silver receivable for the creation of Shares and $6,214,330 of silver payable for the redemption of Shares. At December 31, 2020, the Trust had no silver receivable or payable for the creation or redemption of Shares.

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other silver bullion clearing bank . An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian or a silver bullion clearing bank by an Authorized Participant.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2021 or December 31, 2020.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and six months ended June 30, 2021 and 2020 are set out below:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	36,939,582.4	24,070,487.0
Creations	3,571,050.2	4,162,944.1
Redemptions	—	(48,405.3)
Transfers of silver to pay expenses	(28,586.3)	(18,907.0)
Closing balance	40,482,046.3	28,166,118.8

Investment in silver
Opening balance	$886,550	$335,302
Creations	95,196	65,385
Redemptions	—	(730)
Realized gain / (loss) on silver distributed for the redemption of Shares	1,261	(124)
Transfers of silver to pay expenses	(748)	(292)
Realized gain / (loss) on silver transferred to pay expenses	173	(43)
Change in unrealized gain on investment in silver	60,588	103,126
Closing balance	$1,043,020	$502,624

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	32,617,862.0	23,216,266.6
Creations	9,560,139.9	5,761,068.7
Redemptions	(1,641,983.4)	(775,191.5)
Transfers of silver to pay expenses	(53,972.2)	(36,025.0)
Closing balance	40,482,046.3	28,166,118.8

Investment in silver
Opening balance	$863,884	$418,938
Creations	255,640	88,342
Redemptions	(45,079)	(13,829)
Realized gain / (loss) on silver distributed for the redemption of Shares	14,272	(235)
Transfers of silver to pay expenses	(1,422)	(601)
Realized gain / (loss) on silver transferred to pay expenses	357	(46)
Change in unrealized (loss) / gain on investment in silver	(44,632)	10,055
Closing balance	$1,043,020	$502,624

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

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

For the three months ended June 30, 2021 and 2020, the Sponsor’s Fee, net of fees waived by the Sponsor, was $776,575 and $333,414, respectively.  For the six months ended June 30, 2021 and 2020, the Sponsor’s Fee, net of fees waived by the Sponsor, was $1,457,887 and $616,898, respectively.

At June 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $255,430 and $219,813, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended June 30, 2021 and 2020 was $388,287 and $166,707, respectively. The Sponsor’s Fee waived for the six month’s ended June 30, 2021, and 2020 was $728,943 and $308,449 respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2021 and 2020.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver and only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

Once the value of the silver has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the silver and all other assets of the Trust (other than any amounts credited to the Trust's reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day. The Trustee subtracts from the ANAV the amount of the accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

ABERDEEN STANDARD SILVER ETF TRUST

The Trustee's estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Quarter Ended June 30, 2021

The Trust’s NAV increased from $886,323,207 at March 31, 2021 to $1,036,550,164 at June 30, 2021, a 16.95% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 38,250,000 Shares at March 31, 2021 to 41,700,000 Shares at June 30, 2021, as a result of 3,700,000 Shares (74 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed during the quarter. There was an increase in the price per ounce of silver, which rose 7.38% from $24.00 at March 31, 2021 to $25.77 at June 30, 2021.

The NAV per Share increased 7.29% from $23.17 at March 31, 2021 to $24.86 at June 30, 2021. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $776,575 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $27.48 at May 18, 2021 was the highest during the quarter, compared with a low of $23.48 at April 1, 2021.

The increase in net assets from operations for the quarter ended June 30, 2021 was $61,244,939, resulting from a realized gain of $172,352 on the transfer of silver to pay expenses, a realized gain of $1,260,930 on silver distributed for the redemption of Shares and a change in unrealized gain on investment in silver of $60,588,232, offset by the Sponsor’s Fee, net of waiver, of $776,575. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2021.

The Six Months Ended June 30, 2021

The Trust’s NAV increased from $863,664,235 at December 31, 2020 to $1,036,550,164 at June 30, 2021, a 20.02% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 33,750,000 Shares at December 31, 2020 to 41,700,000 Shares at June 30, 2021, as a result of 9,900,000 Shares (198 Baskets) being created and 1,950,000 Shares (39 Baskets) being redeemed during the period. The price per ounce of silver fell 2.72% from $26.49 at December 31, 2020 to $25.77 at June 30, 2021.

The NAV per Share decreased 2.85% from $25.59 at December 31, 2020 to $24.86 at June 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,457,887 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $28.58 at February 1, 2021 was the highest during the quarter, compared with a low of $23.17 at March 31, 2021.

The decrease in net assets from operations for the period ended June 30, 2021 was $31,461,545, resulting from a realized gain of $356,500 on the transfer of silver to pay expenses and a realized gain of $14,271,606 on silver distributed for the redemption of Shares, offset by a change in unrealized loss on investment in silver of $44,631,764 and the Sponsor’s Fee, net of waiver, of $1,457,887. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2021, the Trust did not have any cash balances.

ABERDEEN STANDARD SILVER ETF TRUST

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2021:

74 Baskets were created.
5 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
April 2021	—	—	—
May 2021	—	—	—
June 2021	5	250,000	0.966
	5	250,000	0.966

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD SILVER ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD SILVER ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 6, 2021	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.