Form 10-Q
period 2021-09-30
Aberdeen Standard Silver ETF Trust
filed 2021-11-05
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________ to______________

Commission File Number: 001-34412

ABERDEEN STANDARD SILVER ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Silver Shares ETF	SIVR	NYSE Arca

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

As of November 3, 2021 Aberdeen Standard Silver ETF Trust had 43,650,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

ABERDEEN STANDARD SILVER ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

ABERDEEN STANDARD SILVER ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2021: $859,490; December 31, 2020: $608,877)	$895,623	$863,884
Total assets	895,623	863,884

LIABILITIES
Fees payable to Sponsor	219	220
Total liabilities	219	220

NET ASSETS(1)	$895,404	$863,664

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2021 were 43,150,000 and at December 31, 2020 were 33,750,000. Net asset values per Share at September 30, 2021 and December 31, 2020 were $20.75 and $25.59, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Schedules of Investments

At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	41,608,524.3	$859,490	$895,623	100.02%
Total investment in silver	41,608,524.3	$859,490	$895,623	100.02%
Less liabilities			(219)	(0.02)%
Net Assets			$895,404	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	32,617,862.0	$608,877	$863,884	100.03%
Total investment in silver	32,617,862.0	$608,877	$863,884	100.03%
Less liabilities			(220)	(0.03)%
Net Assets			$863,664	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,119	$833	$3,306	$1,758
Less: Waiver	(373)	(278)	(1,102)	(586)
Total expenses	746	555	2,204	1,172

Net investment loss	(746)	(555)	(2,204)	(1,172)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	153	84	509	38
Realized gain on silver distributed for the redemption of Shares	0	3,029	14,272	2,793
Change in unrealized (loss) / gain on investment in silver	(174,242)	160,261	(218,874)	170,316
Total (loss)/gain on investment in silver	(174,089)	163,374	(204,093)	173,147

Change in net assets from operations	$(174,835)	$162,819	$(206,297)	$171,975

Net increase / (decrease) in net assets per Share	$(4.14)	$5.06	$(5.17)	$6.18

Weighted average number of Shares	42,279,348	32,159,783	39,897,619	27,823,540

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	41,700,000	$1,036,550	29,400,000	$507,681
Net investment loss		(746)		(555)
Realized gain on investment in silver		153		3,113
Change in unrealized (loss)/gain on investment in silver		(174,242)		160,261
Creations	1,450,000	33,689	4,650,000	110,878
Redemptions	—	—	(500,000)	(11,720)
Closing balance	43,150,000	$895,404	33,550,000	$769,658

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	33,750,000	$863,664	23,300,000	$407,464
Net investment loss		(2,204)		(1,172)
Realized gain on investment in silver		14,781		2,831
Change in unrealized (loss)/gain on investment in silver		(218,874)		170,316
Change in unrealized (loss) on unsettled creations or redemptions		—		(83)
Creations	11,350,000	289,330	10,900,000	204,401
Redemptions	(1,950,000)	(51,293)	(650,000)	(14,099)
Closing balance	43,150,000	$895,404	33,550,000	$769,658

See Notes to the Financial Statements

ABERDEEN STANDARD SILVER ETF TRUST

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$24.86	$17.27	$25.59	$17.49
Income from investment operations:
Net investment loss	(0.02)	(0.02)	(0.06)	(0.04)
Total realized and unrealized gains or losses on investment in silver	(4.09)	5.69	(4.78)	5.49
Change in net assets from operations	(4.11)	5.67	(4.84)	5.45

Net asset value per Share at end of period	$20.75	$22.94	$20.75	$22.94

Weighted average number of Shares	42,279,348	32,159,783	39,897,619	27,823,540

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	(16.53)%	32.83%	(18.91)%	31.16%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust’s silver may also be held by another firm selected by the Custodian to hold the Trust’s silver in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2021, approximately 99.99% of the Trust’s silver was held by a sub-custodian.

The Trust’s silver is recorded at fair value. The cost of silver is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Silver Price. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of silver transferred.

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

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2021	December 31, 2020

Level 1
Investment in silver	$895,623	$863,884

There were no transfers between levels during the nine months ended September 30, 2021.

2.3.	Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At September 30, 2021, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no silver receivable or payable for the creation or redemption of Shares.

2.4.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other silver bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the silver required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated silver account established with the Custodian or a silver bullion clearing bank by an Authorized Participant.

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

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021 or December 31, 2020.

2.6.	Investment in Silver

Changes in ounces of silver and their respective values for the three and nine months ended September 30, 2021 and 2020 are set out below:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	40,482,046.3	28,166,118.8
Creations	1,398,270.1	4,788,781.5
Redemptions	(241,192.7)	(483,699.9)
Transfers of silver to pay expenses	(30,599.4)	(22,399.5)
Closing balance	41,608,524.3	32,448,800.9

Investment in silver
Opening balance	$1,043,020	$502,624
Creations	33,689	116,059
Redemptions	(6,214)	(11,720)
Realized gain on silver distributed for the redemption of Shares	0	3,029
Transfers of silver to pay expenses	(783)	(489)
Realized gain on silver transferred to pay expenses	153	84
Change in unrealized (loss) / gain on investment in silver	(174,242)	160,261
Closing balance	$895,623	$769,848

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	32,617,862.0	23,216,266.6
Creations	10,958,408.9	10,549,850.1
Redemptions	(1,883,175.0)	(1,258,891.3)
Transfers of silver to pay expenses	(84,571.6)	(58,424.5)
Closing balance	41,608,524.3	32,448,800.9

Investment in silver
Opening balance	$863,884	$418,938
Creations	289,330	204,401
Redemptions	(51,293)	(25,548)
Realized gain on silver distributed for the redemption of Shares	14,272	2,793
Transfers of silver to pay expenses	(2,205)	(1,090)
Realized gain on silver transferred to pay expenses	509	38
Change in unrealized (loss) / gain on investment in silver	(218,874)	170,316
Closing balance	$895,623	$769,848

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended September 30, 2021 and 2020, the Sponsor’s Fee, net of fees waived by the Sponsor, was $745,792 and $555,114, respectively.  For the nine months ended September 30, 2021 and 2020, the Sponsor’s Fee, net of fees waived by the Sponsor, was $2,203,679 and $1,172,012, respectively.

ABERDEEN STANDARD SILVER ETF TRUST

Notes to the Financial Statements (Unaudited)

At September 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $219,154 and $219,813, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended September 30, 2021 and 2020 was $372,896 and $277,557, respectively. The Sponsor’s Fee waived for the nine months ended September 30, 2021, and 2020 was $1,101,839 and $586,006, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2021 and 2020.

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the price established by the LBMA. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next LBMA Silver Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the silver sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

Notes to the Financial Statements (Unaudited)

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

The Quarter Ended September 30, 2021

The Trust’s NAV decreased from $1,036,550,164 at June 30, 2021 to $895,404,332 at September 30, 2021, a 13.62% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 16.45% from $25.77 at June 30, 2021 to $21.53 at September 30, 2021. There was an increase in outstanding Shares, which rose from 41,700,000 Shares at June 30, 2021 to 43,150,000 Shares at September 30, 2021, as a result of 1,450,000 Shares (29 Baskets) being created and  no Shares being redeemed during the quarter.

The NAV per Share decreased 16.53% from $24.86 at June 30, 2021 to $20.75 at September 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $745,792 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $25.67 at July 6, 2021 was the highest during the quarter, compared with a low of $20.75 at September 30, 2021.

The decrease in net assets from operations for the quarter ended September 30, 2021 was $174,834,793 resulting from a realized gain of $152,775 on the transfer of silver to pay expenses, offset by a change in unrealized loss on investment in silver of $174,241,776, offset by the Sponsor’s Fee, net of waiver, of $745,792. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2021.

The Nine Months Ended September 30, 2021

The Trust’s NAV increased from $863,664,235 at December 31, 2020 to $895,404,332 at September 30, 2021, a 3.68% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 33,750,000 Shares at December 31, 2020 to 43,150,000 Shares at September 30, 2021, as a result of 11,350,000 Shares (227 Baskets) being created and 1,950,000 Shares (39 Baskets) being redeemed during the period. The price per ounce of silver fell 18.72% from $26.49 at December 31, 2020 to $21.53 at September 30, 2021.

The NAV per Share decreased 18.91% from $25.59 at December 31, 2020 to $20.75 at September 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $2,203,679 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $28.58 at February 1, 2021 was the highest during the period, compared with a low of $20.75 at September 30, 2021.

The decrease in net assets from operations for the period ended September 30, 2021 was $206,296,336 resulting from a realized gain of $509,277 on the transfer of silver to pay expenses and a realized gain of $14,271,606 on silver distributed for the redemption of Shares, offset by a change in unrealized loss on investment in silver of $218,873,540 and the Sponsor’s Fee, net of waiver, of $2,203,679. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Effects of COVID-19

The COVID-19 pandemic has caused major disruptions to economies and markets around the world, including the markets in which the Trust invests, and which has and may continue to negatively impact the value of certain of the Trust’s investments. Although vaccines for COVID-19 and variants thereof are becoming more widely available, the COVID-19 pandemic and impacts thereof may continue for an extended period of time and may vary from market to market. To the extent the impacts of COVID-19 continue, the Trust may experience negative impacts to its business that could exacerbate other risks to which the Trust is subject. Policy and legislative changes in countries around the world are affecting many aspects of financial regulation, and governmental and quasi-governmental authorities and regulators throughout the world have previously responded to serious economic disruptions with a variety of significant fiscal and monetary policy changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2021:

29 Baskets were created.

 0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
July 2021	—	—	—
August 2021	—	—	—
September 2021	—	—	—
	—	—	—

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
101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD SILVER ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 5, 2021	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.