Form 10-K
period 2021-12-31
Aberdeen Standard Silver ETF Trust
filed 2022-03-01
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from___________________________to___________________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2021 as reported by the NYSE Arca, Inc. on that date: $1,050,423,042.

As of February 24, 2022, Aberdeen Standard Silver ETF Trust had 45,150,000 Aberdeen Standard Physical Silver Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Silver ETF Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial Creation and was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”). The number of shares that constitutes a Basket for the purpose of creations and redemptions was reduced from 100,000 Shares to 50,000 Shares effective on August 11, 2016.

The Trust’s Shares at redeemable value increased from $863,664,235 at December 31, 2020 to $995,151,629 at December 31, 2021, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 33,750,000 Shares at December 31, 2020 to 44,750,000 Shares outstanding at December 31, 2021.

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

The Sponsor of the registrant maintains an Internet website at www.abrdn.com/us/etf through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical silver bullion, less the Trust’s expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical silver. An investment in physical silver requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical silver being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding silver bullion. The Shares offer an investment that:

● Easily Accessible and Relatively Cost Effective. Investors can access the silver bullion market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use silver bullion by using the Shares instead of using the traditional means of purchasing, trading and holding silver bullion and for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of physical silver.

● Exchange Traded and Transparent. The Shares trade on the NYSE Arca, providing investors with an efficient means to implement various investment strategies. The Shares are eligible for margin accounts and are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Furthermore, the value of the Trust’s holdings are reported on the Trust’s website daily.

● Minimal Credit Risk. The Shares represent an interest in physical silver owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar of which is held temporarily to effect a creation or redemption of Shares). Physical silver of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the silver temporarily being held in an unallocated silver account with the Custodian, the physical silver of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to silver through the use of derivatives that are subject to counterparty and credit risks.

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2021, the identifiable silver bullion inventories are as follows:

Identifiable Silver Bullion Inventories*

Million Ounces	2018	2019	2020	Y/Y
London Vaults	1,137.7	1,162.2	1,080.5	-7%
Comex	293.9	317.2	396.5	25%
SGE	68.5	108.2	130.0	20%
SHFE	35.8	63.2	95.2	51%
Total	1,535.9	1,650.8	1,702.3	3%

* Source: LBMA, Comex, SGE, SHFE.

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

World Silver Supply and Demand 2011-2020

The following table sets forth a summary of the world silver supply and demand for the period from 2011 to 2020 and is based on information reported by the World Silver Survey 2021, published by The Silver Institute.

(in millions of ounces)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Supply
Mine Production	758.3	791.7	823.3	867.8	895.1	888.6	852.1	855.7	836.5	784.4
Net Government Sales	12.0	7.4	7.9	—	—	—	—	—	—	—
Scrap	261.2	253.8	191.0	165.4	141.1	139.7	138.1	151.3	169.9	182.1
Net Hedging Supply	12.2	(47.1)	(34.8)	16.8	7.8	(18.9)	1.4	(2.8)	15.7	8.5
Total Supply	1,043.8	1,005.8	987.4	1,050.0	1,044.0	1,009.4	991.6	1,004.2	1,022.1	975.0

Demand
Jewelry	191.5	187.4	220.6	226.4	226.7	205.0	209.1	212.5	201.3	148.6
Coins & Bars	212.7	159.7	241.1	234.1	292.1	207.8	151.1	181.2	186.1	200.5
Silverware	47.5	43.8	59.3	61.2	63.2	52.4	58.4	61.1	59.8	32.6
Industrial Fabrication	661.5	600.1	604.6	596.3	583.2	576.8	599.0	578.6	510.9	486.8
Electrical & Electronics	290.8	266.7	266.0	263.9	246.0	233.9	242.9	248.5	230.0	304.3
Brazing Alloys & Solders	63.2	61.1	63.7	66.7	61.5	55.3	57.5	58.0	50.0	44.9
Photography	61.2	54.2	50.5	48.5	46.6	45.2	44.0	39.3	33.7	27.6
Photovoltaic	75.8	58.2	55.9	51.8	59.2	79.3	94.1	80.5	98.7	101.0
Ethylene Oxide	6.2	4.7	7.7	5.0	10.2	10.2	6.9	5.4	4.0	—
Other Industrial	164.2	155.1	160.8	160.6	159.8	152.9	153.7	146.9	94.5	—
ETP Inventory Build	(24.0)	55.3	2.5	1.4	(17.8)	49.8	2.4	(20.3)	81.7	331.1
Exchange Inventory Build	12.2	62.2	8.8	(5.3)	12.6	79.8	6.8	71.2	10.0	7.0
Total Demand	1,101.4	1,108.5	1,136.9	1,114.1	1,160.0	1,171.6	1,026.8	1,084.3	1,049.8	1684.4

Net Balance	(57.5)	(102.6)	(149.5)	(64.0)	(116.1)	(162.1)	(35.2)	(80.1)	(27.8)	(709.4)

Source: The Silver Institute - World Silver Survey 2021

The following are some of the main characteristics of the silver market illustrated by the table.

Like gold, silver has also been used as a currency in the past. However, the main difference between gold and silver is that while approximately half of gold demand is used for jewelry, approximately half of silver fabrication demand is used for industrial applications.

New mine production accounts for approximately 80% of total silver supply. Recycled silver accounts for around 19% of total supply.

Industrial applications and jewelry demand accounted for over 52% of total demand in 2020. Photography has been taking a lower share of overall silver demand falling from 6% in 2011 to 2% in 2020, while photovoltaic demand has risen in recent years accounting for 8% in 2020. Investment in ETP’s rose significantly in 2020 and represented 28% of demand in 2020.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2011 to December 31, 2021 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn Inc. Chart data from 12/31/2011 to 12/31/2021.

Starting in early 2011, when silver prices peaked at $48.44 per ounce, silver prices began a downward trend, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the fall in silver prices from 2011 to 2019. Silver reversed course in 2020, as prices rose 46.75%, closing at $26.49 per ounce. In 2021, silver took a slight step back after its historic performance in 2020, as it returned -13% (as of December 31, 2021). As the world emerged out of the pandemic, silver took a backseat to riskier asset classes such as equities which is a reason for its negative performance during the year.

Operation of the Silver Bullion Market

The global trade in silver consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas SA, Citibank N.A, Credit Suisse AG Zurich, HSBC, Goldman Sachs International, ICBC Standard Bank Plc, JPMorgan Chase Bank, Merrill Lynch International, Morgan Stanley & Co. International Plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 76 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

The term “loco London” silver refers to silver physically held in London that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Silver bars meeting these requirements are described in this report from time to time as “Silver Good Delivery Bars.” The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams. A Silver Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. A Silver Good Delivery Bar must contain between 750 troy ounces and 1,100 troy ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A Silver Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a Silver Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

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

There are currently thirteen direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coins ’N Things Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd. and The Toronto Dominion Bank.

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

Market Regulation

The global silver markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the UK, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA falls under the authority of the FCA as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

Valuation of Silver and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (“Evaluation Time”), the Trustee evaluates the silver held by the Trust and determines both the adjusted net asset value (“ANAV”) and and the NAV of the Trust.

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

All fees accruing for the day on which the valuation takes place which are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day. The Trustee subtracts from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

Any estimate of the accrued but unpaid fees, expenses and liabilities of the Trust for purposes of computing the NAV of the Trust and ANAV made by the Trustee in good faith shall be conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

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

The Sponsor’s Fee is paid by delivery of silver to an account maintained by the Custodian for the Sponsor on an unallocated basis, monthly on the first business day of the month in respect of fees payable for the prior month. The delivery is of that number of ounces of silver which equals the daily accrual of the Sponsor’s Fee for such prior month calculated at the LBMA Silver Price.

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

The Sponsor’s Fee, net of waiver, for the year ended December 31, 2021 was $2,968,351 (December 31, 2020: $1,787,310; December 31, 2019: $1,087,303).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Creation and Redemption of Shares

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (2) participants in DTC. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the silver and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $500 to the Trustee for each order they place to create or redeem one or more Baskets. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust for serving as an Authorized Participant, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act.

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a silver clearing bank to establish an Authorized Participant Unallocated Account in London (“Authorized Participant Unallocated Bullion Account Agreement”). Silver held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other silver clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of silver held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other silver clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for silver transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

As the terms of the Authorized Participant Unallocated Bullion Account Agreement differ in certain respects from the terms of the Trust’s Unallocated Account Agreement, potential Authorized Participants should review the terms of the Authorized Participant Unallocated Bullion Account Agreement carefully. A copy of the Authorized Participant Agreement may be obtained by potential Authorized Participants from the Trustee.

Certain Authorized Participants are expected to have the facility to participate directly in the physical silver market and the silver futures markets. In some cases, an Authorized Participant may from time to time acquire silver from or sell silver to its affiliated silver trading desk, which may profit in these instances. Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 (“Exchange Act”) and regulated by FINRA or be exempt from being or otherwise not be required to be so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants are regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

All silver will be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Silver transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate specific bars of silver representing the amount of silver credited to the Trust Unallocated Account (to the extent such amount is representable by whole silver bars to the Trust Allocated Account. The movement of silver is reversed for the distribution of silver to an Authorized Participant in connection with the redemption of Baskets.

All physical silver represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all physical silver held in the Trust Allocated Account with the Custodian must be of at least a minimum fineness (or purity) of 999 parts per 1,000 (99.9%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a Silver Good Delivery Bar.

Under the Authorized Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act.

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of silver in the UK, Zurich or another jurisdiction will occur on “business days” when (1) banks in the UK or another jurisdiction and (2) the London silver markets are regularly open for business. If such banks or the London silver markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable silver delivery, on “business days” when the NYSE Arca is open for regular trading. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. The day on which the Trustee receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit silver with the Trust. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order.

Determination of required deposits

The amount of silver in the required deposit is determined by dividing the number of ounces of silver held by the Trust by the number of Baskets outstanding, as adjusted for the amount of silver constituting estimated accrued but unpaid fees and expenses of the Trust. Fractions of a fine ounce of silver smaller than 0.001 of a fine ounce which are included in the deposit amount are disregarded in the foregoing calculation. All questions as to the composition of a Creation Basket Deposit will be finally determined by the Trustee. The Trustee’s determination of the Creation Basket Deposit shall be final and binding on all persons interested in the Trust.

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required silver deposit amount by the second business day in London following the purchase order date. Upon receipt of the silver deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the silver deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of silver until such silver has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of silver by such other means as the Sponsor, from time to time, may determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If silver is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the silver deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring silver bars from its inventory to the Trust Allocated Account. The Custodian will use commercially reasonable efforts to complete the transfer of silver to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the silver deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated silver to the extent of that silver deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account will not be segregated from the Custodian’s assets....”

Because silver is allocated only in multiples of whole bars, the amount of silver allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of silver credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of silver held in the Trust Unallocated Account; no more than 430 troy ounces of silver (maximum weight to make one Silver Good Delivery Bar) is expected to be held in the Trust Unallocated Account at the close of each business day.

Rejection of purchase orders

The Trustee may reject a purchase order or a Creation Basket Deposit if such order or Creation Basket Deposit is not presented in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of counsel, might be unlawful. None of the Trustee, the Sponsor or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets will mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no redemption orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book entry system to the Trust not later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

Determination of redemption distribution

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account representing the amount of the silver held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of silver included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions will be subject to the deduction of any applicable tax or other governmental charges which may be due.

Delivery of redemption distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the fifth business day following a loco London redemption order date if, by 10:00 a.m. New York time on the second business day after the loco London redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If a loco swap or physical transfer is necessary to effect a loco London redemption, the redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the fifth business day following such a loco London redemption order date if, by 10:00 a.m. New York time on the second business day after the loco London redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. In the event that, by 10:00 a.m. New York time on the second business day following the order date of a redemption order, the Trustee’s DTC account has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such redemption order, the Trustee shall send to the Authorized Participant and the Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have two business days following receipt of such notice to correct such failure. If such failure is not cured within such two business day period, the Trustee (in consultation with the Sponsor) will cancel such redemption order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Trustee or the Custodian related to the cancelled order. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 10:00 a.m. New York time on the second business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

The Custodian transfers the redemption silver amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of silver credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account is not segregated from the Custodian’s assets....”

As with the allocation of silver to the Trust Allocated Account which occurs upon a purchase order, if in transferring silver from the Trust Allocated Account to the Trust Unallocated Account in connection with a redemption order there is an excess amount of silver transferred to the Trust Unallocated Account, the excess over the silver redemption amount will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of silver held in the Trust Unallocated Account; no more than 1,100 ounces of silver (maximum weight to make one Silver Good Delivery Bar) is expected to be held in the Trust Unallocated Account at the close of each business day.

Suspension or rejection of redemption orders

The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca is closed other than customary weekend or holiday closings, or trading on the NYSE Arca is suspended or restricted or (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of silver is not reasonably practicable. None of the Sponsor, the Trustee or the Custodian are liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Trustee will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

Creation and Redemption Transaction Fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsor. From time to time, the Trustee, with the consent of the Sponsor, may waive all or a portion of the applicable transfer fee. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice.

The Sponsor

The Sponsor is a Delaware limited liability company.

The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC, 712 Fifth Avenue, 49th Floor, New York, NY 10019. abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation, is the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 240 Greenwich Street, New York, NY 10286. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.

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

The Custodian

JPMorgan Chase Bank N.A. (“JPMorgan”) serves as the Custodian of the Trust’s silver. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co. While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

Inspection of Silver

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian. In addition, under the Custody Agreements, the Custodian shall procure that any sub-custodian that it appoints allows access to its premises during normal business hours to examine the Trust’s silver held there and such records as the Trustee, the Sponsor or the Trust’s auditors and inspectors may reasonably require to perform their respective duties to Shareholders.

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 23, 2021 and December 31, 2021.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s silver as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s silver on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the silver held by the Trust by alternate means, including through virtual inspections of the Trust’s silver and/or a review of pertinent records.

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

Custody of the Trust’s Silver

Custody of the silver bullion deposited with and held by the Trust is provided by sub-custodians selected by the Custodian. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian is the custodian of the silver bullion credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the silver bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records. Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian. See “Inspection of Silver”.

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

● An individual who is a citizen or resident of the United States;

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

When the Trust sells or transfers silver, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the silver that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any silver sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares immediately prior to the sale, by a fraction the numerator of which is the amount of silver sold, and the denominator of which is the total amount of the silver held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the silver remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the silver that was sold.

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

In January 2021, an online campaign intended to harm hedge funds and large banks encouraged retail investors to purchase silver and shares of Silver ETVs to intentionally increase prices. While this activity is no longer occurring, similar activity in the future may result in temporarily high prices of silver.

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

RISKS RELATED TO THE SHARES

The sale of the Trust’s silver to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low silver prices could adversely affect the value of the Shares.

The Trustee sells silver held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current silver prices. The Trust is not actively managed and no attempt will be made to buy or sell silver to protect against or to take advantage of fluctuations in the price of silver. Consequently, the Trust’s silver may be sold at a time when the silver price is low, resulting in the sale of more silver than would be required if the Trust sold when prices where higher. The sale of the Trust’s silver to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low silver prices could adversely affect the value of the Shares.

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

In January of 2021, the Trust and other ETVs that seek to track the price of physical silver bullion (“Silver ETVs”) experienced a sudden increase in demand of shares following an online campaign encouraging retail investors to purchase shares of Silver ETVs as well as physical silver in order to intentionally create a short squeeze. While this activity is no longer currently occurring, in the future, this type of activity could result in temporarily inflated prices of Shares and the difference between trading price and NAV per share could widen.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (“NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by registered commodity trading advisors.

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

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian may enter into arrangements with any sub-custodians for the temporary custody of the Trust’s silver, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

Because the Trustee does not, and the Custodian has limited obligations to, oversee or monitor the activities of sub-custodians who may hold the Trust’s silver, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s silver could result in a loss to the Trust.

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

The Custodian, the Trustee, the Marketing Agent, and the Sponsor depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The United Kingdom (the “UK”) left the European Union (the “EU”) (“Brexit”) on January 31, 2020, subject to a transitional period which ended December 31, 2020. During the transitional period, although the UK was no longer a member state of the EU, it remained subject to EU law and regulations as if it were still a member state. The UK and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the UK and EU came to a preliminary trade agreement (the “TCA”), which was subsequently ratified by the UK parliament on December 30, 2020. On May 1, 2021, the EU Parliament ratified the TCA and the TCA entered into force. Despite the existence of the TCA, many aspects of the trade relationship between the EU and the UK, including matters related to financial services, are subject to future negotiation. It is not possible to predict the nature of the future trading relationship between the EU and the UK due to political uncertainty.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. The impact of Brexit on the Trust, the Trust’s service providers, and markets generally may not be fully known for some time.

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

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust.

Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. As an example, the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2021 and 2020:

Fiscal Year Ended December 31, 2021: Quarter Ended
	High	Low
March 31, 2021	$27.84	$23.15
June 30, 2021	$27.25	$23.98
September 30, 2021	$25.54	$20.76
December 31, 2021	$24.40	$21.15
Fiscal Year Ended December 31, 2020: Quarter Ended
	High	Low
March 31, 2020	$18.08	$11.64
June 30, 2020	$17.74	$13.52
September 30, 2020	$28.06	$17.35
December 31, 2020	$25.74	$21.88

The number of outstanding Shares of the Trust as of February 24, 2022 was 45,150,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2021	$24.64	$22.24
September 2021	$23.83	$20.76
October 2021	$23.67	$21.69
November 2021	$24.40	$21.96
December 2021	$22.40	$21.15
January 2022	$23.54	$21.38

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2021 and 2020:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2021	500,000	0.966
February 2021	600,000	0.966
March 2021	600,000	0.966
April 2021	—	—
May 2021	—	—
June 2021	250,000	0.966
July 2021	—	—
August 2021	—	—
September 2021	—	—
October 2021	—	—
November 2021	—	—
December 2021	—	—
Total	1,950,000	0.966

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2020	—	—
February 2020	—	—
March 2020	100,000	0.969
April 2020	—	—
May 2020	50,000	0.968
June 2020	—	—
July 2020	—	—
August 2020	500,000	0.967
September 2020	—	—
October 2020	400,000	0.967
November 2020	—	—
December 2020	—	—
Total	1,050,000	0.967

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

NAV per Share vs. Silver Price from July 20, 2009 (the Date of Inception) to December 31, 2021

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
7/20/2009
7/20/2010
7/20/2011
7/20/2012
7/20/2013
7/20/2014
7/20/2015
7/20/2016
7/20/2017
7/20/2018
7/20/2019
7/20/2020
7/20/2021
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

	December 31, 2021	December 31, 2020	December 31, 2019
(Amounts in 000’s of US$)
Investment in silver - cost	$895,562	$608,877	$422,010
Unrealized gain/(loss) on investment in silver	99,843	255,007	(3,072)
Investment in silver- fair value	$995,405	$863,884	$418,938

Inspection of Silver

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian. In addition, under the Custody Agreements, the Custodian shall procure that any sub-custodian that it appoints allows access to its premises during normal business hours to examine the Trust’s silver held there and such records as the Trustee, the Sponsor or the Trust’s auditors and inspectors may reasonably require to perform their respective duties to Shareholders.

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 23, 2021 and December 31, 2021.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s silver as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s silver on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the silver held by the Trust by alternate means, including through virtual inspections of the Trust’s silver and/or a review of pertinent records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2021 and 2020, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$)
Total gain/(loss) on silver	$(140,299)	$262,999	$57,508
Net change assets from operations	$(143,267)	$261,212	$56,421
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2021

The Trust’s NAV increased from $863,664,235 at December 31, 2020 to $995,151,629 at December 31, 2021, a 15.22% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 33,750,000 Shares at December 31, 2020 to 44,750,000 Shares at December 31, 2021, a result of 12,950,000 Shares (259 Baskets) being created and 1,950,000 Shares (39 Baskets) being redeemed during the year. There was a decrease in the price per ounce of silver, which fell 12.84% from $26.49 at December 31, 2020 to $23.09 at December 31, 2021.

NAV per Share decreased 13.09% from $25.59 at December 31, 2020 to $22.24 at December 31, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $2,968,351 for the year, or 0.30% of the Trust’s ANAV.

The NAV per Share of $28.58 at February 1, 2021 was the highest during the year, compared with a low of $20.75 at September 30, 2021.

The decrease in net assets from operations for the year ended December 31, 2021 was $143,267,723, resulting from a realized gain of $593,507 on the transfer of silver to pay expenses and a realized gain of $14,271,606 on silver distributed for the redemption of Shares, offset by a change in unrealized loss on investment on silver of $155,164,485, and the Sponsor’s Fee, net of waiver, of $2,968,351. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2021.

The year ended December 31, 2020

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

The year ended December 31, 2019

The Trust’s NAV increased from $339,734,175 at December 31, 2018 to $407,463,630 at December 31, 2019, a 19.94% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 22,600,000 Shares at December 31, 2018 to 23,300,000 Shares at December 31, 2019, a result of 2,250,000 Shares (45 Baskets) being created and 1,550,000 Shares (31 Baskets) being redeemed during the year, and an increase in the price per ounce of silver, which rose 16.68% from $15.47 at December 31, 2018 to $18.05 at December 31, 2019.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2021

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,022	$1,165	$1,119	$1,146	$4,452
Less: Waiver of Sponsor’s Fee (Note 2.7)	(341)	(388)	(373)	(382)	(1,484)
Total expenses	681	777	746	$764	$2,968
Net investment loss	(681)	(777)	(746)	(764)	(2,968)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	184	173	153	83	593
Realized (loss) / gain on silver distributed for the redemption of Shares	13,011	1,261	—	—	14,272
Change in unrealized gain and loss on investment in silver	(105,220)	60,588	(174,242)	63,710	(155,164)
Total (loss) / gain on investment in sliver	(92,025)	62,022	(174,089)	63,793	(140,299)

Change in net assets from operations	$(92,706)	$61,245	$(174,835)	$63,029	$(143,267)

Net increase / (decrease) in net assets per Share	$(2.50)	$1.52	$(4.14)	$1.88	$(3.50)

Weighted average number of Shares	37,134,144	40,222,527	42,279,348	33,528,260	40,903,425

Year Ended December 31, 2020

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$425	$500	$833	$923	$2,681
Less: Waiver of Sponsor’s Fee (Note 2.7)	(142)	(167)	(278)	(307)	(894)
Total expenses	283	333	555	616	1,787

Net investment loss	(283)	(333)	(555)	(616)	(1,787)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	(3)	(43)	84	136	174
Realized loss on silver distributed for the redemption of Shares	(112)	(124)	3,029	1,953	4,746
Change in unrealized (loss) / gain on investment in silver	(93,071)	103,126	160,261	87,763	258,079
Total (loss) / gain on investment in silver	(93,186)	102,959	163,374	89,852	262,999

Change in net assets from operations	$(93,469)	$102,626	$162,819	$89,236	$261,212

Net (decrease) / increase in net assets per Share	$(3.95)	$3.72	$5.06	$2.66	$8.93

Weighted average number of Shares	23,676,923	22,586,264	32,159,783	33,528,260	29,257,514

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2021, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2021. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Silver ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Silver ETF Trust's (the Trust) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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
February 28, 2022

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc.. Mr. Dunn guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Andrea Melia – Chief Financial Officer and Treasurer

Ms. Melia is Vice President and Senior Director of Product Management for abrdn Inc. Ms. Melia has managed the fund administration team since joining abrdn Inc. in September 2009. Prior to joining abrdn Inc., Ms. Melia was Director of fund administration and accounting oversight for Princeton Administrators LLC, a division of BlackRock Inc. and had worked with Princeton Administrators since 1992. Ms. Melia holds a BS in Accounting from University of Scranton and a MBA from Rider University.

As described under Item 1 above, abrdn Inc. is the parent of the Sponsor.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2021
Audit fees – KPMG	$77,250	$77,825
Audit related fees - KPMG	10,000	10,000
	$87,250	$87,825

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. These services include the accountant providing a consent letter related to the Trust’s registration statement filing.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2018

99.1	Novation Agreement, incorporated by reference to Exhibit 99.1 filed with Commission File No. 001-34412 on December 18, 2014

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

Aberdeen Standard Silver ETF Trust
Financial Statements as of December 31, 2021
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Silver ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Silver ETF Trust (the Trust), including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations, the changes in its net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the evidence pertaining to the existence of the silver holdings

As presented on the December 31, 2021 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in silver is $995,405 thousand, representing 100.03% of the Trust’s net assets, and 43,119,101.1 ounces of silver holdings. The investment in silver is held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the silver holdings as a critical audit matter. Given the nature and volume of the silver holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of silver held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of silver held to the custodian’s records, (2) the approval of silver deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s silver holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s silver holdings held by the custodian as of December 31, 2021. We compared the total ounces on such schedule to the Trust’s record of silver holdings. We also attended and observed a part of the physical counts of the Trust’s silver holdings. We obtained and read the physical count result report of the third party and reconciled that report to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2022

Aberdeen Standard Silver ETF Trust

Statements of Assets and Liabilities

At December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2021: $895,562; December 31, 2020: $608,877)	$995,405	$863,884
Total assets	995,405	863,884

LIABILITIES
Fees payable to Sponsor	253	220
Total liabilities	253	220

NET ASSETS(1)	$995,152	$863,664

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2021 were 44,750,000 and at December 31, 2020 were 33,750,000. Net asset values per Share at December 31, 2021 and December 31, 2020 were $22.24 and $25.59, respectively.

See Notes to the Financial Statements

Aberdeen Standard Silver ETF Trust

Schedules of Investments

At December 31, 2021 and 2020

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	43,119,101.1	$895,562	$995,405	100.03%
Total investment in silver	43,119,101.1	$895,562	$995,405	100.03%
Less liabilities			(253)	(0.03)%
Net Assets			$995,152	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	32,617,862.0	$608,877	$863,884	100.03%
Total investment in silver	32,617,862.0	$608,877	$863,884	100.03%
Less liabilities			(220)	(0.03)%
Net Assets			$863,664	100.00%

See Notes to the Financial Statements

Aberdeen Standard Silver ETF Trust

Statements of Operations

For the years ended December 31, 2021, 2020, and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$4,452	$2,681	$1,631
Less: Waiver	(1,484)	(894)	(544)
Total expenses	2,968	1,787	1,087
Net investment loss	(2,968)	(1,787)	(1,087)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on silver transferred to pay expenses	593	174	(150)
Realized gain / (loss) on silver distributed for the redemption of Shares	14,272	4,746	(2,249)
Change in unrealized gain / (loss) on investment in silver	(155,164)	258,079	59,907
Total gain / (loss) on investment in silver	(140,299)	262,999	57,508

Change in net assets from operations	$(143,267)	$261,212	$56,421

Net increase / (decrease) in net assets per Share	$(3.50)	$8.93	$2.45

Weighted average number of Shares	40,903,425	29,257,514	22,988,630

See Notes to the Financial Statements

Aberdeen Standard Silver ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	33,750,000	$863,664
Net investment loss		(2,968)
Realized gain on investment in silver		14,865
Change in unrealized (loss) on investment in silver		(155,164)
Creations	12,950,000	326,048
Redemptions	(1,950,000)	(51,293)
Closing balance at December 31, 2021	44,750,000	$995,152

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	23,300,000	$407,464
Net investment loss		(1,787)
Realized gain on investment in silver		4,920
Change in unrealized gain on investment in silver		258,079
Creations	11,500,000	218,306
Redemptions	(1,050,000)	(23,234)
Closing balance at December 31, 2020	33,750,000	$863,664

	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	22,600,000	$339,734
Net investment loss		(1,087)
Realized (loss) on investment in silver		(2,399)
Change in unrealized gain on investment in silver		59,907
Change in unrealized gain on unsettled creations or redemptions		84
Creations	2,250,000	36,430
Redemptions	(1,550,000)	(25,205)
Closing balance at December 31, 2019	23,300,000	$407,464

See Notes to the Financial Statements

Aberdeen Standard Silver ETF Trust

Financial Highlights

For the years ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$25.59	$17.49	$15.03
Income from investment operations:
Net investment loss	(0.07)	(0.06)	(0.05)
Total realized and unrealized gains or losses on investment in silver	(3.28)	8.16	2.51
Change in net assets from operations	(3.35)	8.10	2.46

Net asset value per Share at end of period	$22.24	$25.59	$17.49

Weighted average number of Shares	40,903,425	29,257,514	22,988,630

Expense ratio(1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value	(13.09)%	46.31%	16.37%

(1)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.

See Notes to the Financial Statements

Aberdeen Standard Silver ETF Trust

Notes to the Financial Statements

1.    Organization

The Aberdeen Standard Silver ETF Trust (the “Trust”) is a common law trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver bullion and issues Aberdeen Standard Physical Silver Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022). abrdn is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust’s silver may also be held by another firm selected by the Custodian to hold the Trust’s silver in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2021, approximately 97.01% of the Trust’s silver was held by a sub-custodian.

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

Aberdeen Standard Silver ETF Trust

Notes to the Financial Statements

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2021	December 31, 2020
Level 1
Investment in silver	$995,405	$863,884

There were no transfers between levels during the years ended December 31, 2021 and 2020.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At December 31, 2021, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

Aberdeen Standard Silver ETF Trust

Notes to the Financial Statements

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2021 or December 31, 2020.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the years ended December 31, 2021 and 2020 are set out below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	32,617,862.0	23,216,266.6
Creations	12,500,232.8	11,129,847.0
Redemptions	(1,883,175.0)	(1,645,663.9)
Transfers of silver to pay expenses	(115,818.7)	(82,587.7)
Closing balance	43,119,101.1	32,617,862.0

Investment in silver
Opening balance	$863,884	$418,938
Creations	326,048	218,306
Redemptions	(51,293)	(34,601)
Realized gain on silver distributed for the redemption of Shares	14,272	4,746
Transfers of silver to pay expenses	(2,935)	(1,674)
Realized gain on silver transferred to pay expenses	593	174
Change in unrealized (loss) / gain on investment in silver	(155,164)	258,079
Change in unrealized gain on unsettled creations or redemptions	—	(84)
Closing balance	$995,405	$863,884

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

For the year ended December 31, 2021, 2020 and 2019, the Sponsor’s Fee, net of fees waived by the Sponsor, was $2,968,351, $1,787,310 and $1,087,303, respectively.

At December 31, 2021 and at December 31, 2020, the fees payable to the Sponsor were $252,819 and $219,813, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the years ended December 31, 2021, 2020 and 2019 was $1,484,000, $893,655 and $543,652, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2021 and 2020.

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

Aberdeen Standard Investments ETFs Sponsor LLC

Date: February 28, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.