Form 10-Q
period 2022-03-31
abrdn Silver ETF Trust
filed 2022-05-09
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________ to _______________

Commission File Number: 001-34412

abrdn Silver ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Silver Shares ETF	SIVR	NYSE Arca

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

As of May 5, 2022 abrdn Silver ETF Trust had 54,050,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2022: $1,033,684; December 31, 2021: $895,562)	$1,206,577	$995,405
Total assets	1,206,577	995,405

LIABILITIES
Fees payable to Sponsor	291	253
Total liabilities	291	253

NET ASSETS(1)	$1,206,286	$995,152

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2022 were 50,500,000 and at December 31, 2021 were 44,750,000. Net asset values per Share at March 31, 2022 and December 31, 2021 were $23.89 and $22.24, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	48,622,886.3	$1,033,684	$1,206,577	100.02%
Total investment in silver	48,622,886.3	$1,033,684	$1,206,577	100.02%
Less liabilities			(291)	(0.02)%
Net Assets			$1,206,286	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	43,119,101.1	$895,562	$995,405	100.03%
Total investment in silver	43,119,101.1	$895,562	$995,405	100.03%
Less liabilities			(253)	(0.03)%
Net Assets			$995,152	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,168	$1,022
Less: Waiver	(390)	(341)
Total expenses	778	681

Net investment loss	(778)	(681)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	77	184
Realized gain on silver distributed for the redemption of Shares	—	13,011
Change in unrealized gain / (loss) on investment in silver	73,050	(105,220)
Total gain / (loss) on investment in silver	73,127	(92,025)

Change in net assets from operations	$72,349	$(92,706)

Net increase / (decrease) in net assets per Share	$1.58	$(2.50)

Weighted average number of Shares	45,887,222	37,134,444

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	44,750,000	$995,152
Net investment loss		(778)
Realized gain on investment in silver		77
Change in unrealized gain on investment in silver		73,050
Creations	5,750,000	138,785
Closing balance at March 31, 2022	50,500,000	$1,206,286

	Three Months Ended March 31, 2021
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	33,750,000	$863,664
Net investment loss		(681)
Realized gain on investment in silver		13,195
Change in unrealized (loss) on investment in silver		(105,220)
Creations	6,200,000	160,444
Redemptions	(1,700,000)	(45,079)
Closing balance at March 31, 2021	38,250,000	$886,323

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$22.24	$25.59
Income from investment operations:
Net investment loss	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in silver	1.67	(2.40)
Change in net assets from operations	1.65	(2.42)

Net asset value per Share at end of period	$23.89	$23.17

Weighted average number of Shares	45,887,222	37,134,444

Expense ratio(1)(2)	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%

Total return, net asset value(3)	7.42%	(9.46)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Silver ETF Trust (known as Aberdeen Standard Silver ETF Trust prior to March 31, 2022) (the “Trust”) is a common law trust formed on July 20, 2009 (the "Date of Inception") under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver bullion and issues abrdn Physical Silver Shares ETF (known as Aberdeen Standard Physical Silver Shares ETF prior to March 31, 2022) (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022). abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2022 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

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

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust's silver may also be held by another firm selected by the Custodian to hold the Trust's silver in the Trust's allocated account in the firm's vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2022, approximately 95.82% of the Trust's silver was held by a sub-custodian.

The Trust's silver is recorded at fair value. The cost of silver is determined according to the average cost method and the fair value is based on the London Bullion Market Association ("LBMA") Silver Price. Realized gains and losses on transfers of silver, or silver distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of silver transferred.

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

abrdn Silver ETF Trust

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2022	December 31, 2021

Level 1
Investment in silver	$1,206,577	$995,405

There were no transfers between levels during the three months ended March 31, 2022 or the year ended December 31, 2021.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At March 31, 2022, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

abrdn Silver ETF Trust

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2022 or December 31, 2021.

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three months ended March 31, 2022 and 2021 are set out below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	43,119,101.1	32,617,862.0
Creations	5,535,699.4	5,989,089.7
Redemptions	—	(1,641,982.4)
Transfers of silver to pay expenses	(31,914.2)	(25,386.9)
Closing balance	48,622,886.3	36,939,582.4

Investment in silver
Opening balance	$995,405	$863,884
Creations	138,785	160,444
Redemptions	—	(45,079)
Realized gain on silver distributed for the redemption of Shares	—	13,011
Transfers of silver to pay expenses	(740)	(674)
Realized gain on silver transferred to pay expenses	77	184
Change in unrealized gain / (loss) on investment in silver	73,050	(105,220)
Closing balance	$1,206,577	$886,550

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

For the three months ended March 31, 2022 and 2021, the Sponsor's Fee, net of fees waived by the Sponsor, was $778,583 and $681,313, respectively.

At March 31, 2022 and at December 31, 2021, the fees payable to the Sponsor were $291,013 and $252,819, respectively.

As a result of the waiver, the Sponsor's Fee waived for the three months March 31, 2022 and 2021 was $389,290 and $340,657, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2022 and 2021.

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

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

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

abrdn Silver ETF Trust

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

The Quarter Ended March 31, 2022

The Trust’s NAV increased from $995,151,629 at December 31, 2021 to $1,206,285,910 at March 31, 2022, a 21.22% increase for the quarter. The increase in the Trust’s NAV resulted from an increase in outstanding Shares, which rose from 44,750,000 Shares at December 31, 2021 to 50,500,000 Shares at March 31, 2022, as a result of 5,750,000 Shares (115 Baskets) being created and no Shares being redeemed during the quarter. There was an increase in the price per ounce of silver, which rose 7.49% from $23.09 at December 31, 2021 to $24.82 at March 31, 2022.

The NAV per Share increased 7.42% from $22.24 at December 31, 2021 to $23.89 at March 30, 2022. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $778,582 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $25.20 at March 9, 2022 was the highest during the quarter, compared with a low of $21.42 at January 7, 2022.

The increase in net assets from operations for the quarter ended March 31, 2022 was $72,348,829 resulting from a realized gain of $77,125 on the transfer of silver to pay expenses and a change in unrealized gain on investment in silver of $73,050,286, offset by the Sponsor’s Fee, net of waiver of $778,582. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risks Related to Silver

On March 7, 2022, in response to Russia’s invasion of Ukraine, LBMA suspended five Russian silver refiners. New productions by such refiners will no longer be accepted as “Good Delivery” by the London Bullion market until further notice. The bars these refiners previously produced will still be considered Good Delivery, consistent with past suspensions of refiners by the LBMA. Fewer suppliers to the LBMA may lead to a lower supply of Good Delivery silver and further volatility in the price of silver.

General Risks

Armed conflict can result in significant disruptions to the commodities markets and could adversely affect the price of the Shares.

On February 24, 2022, Russia commenced an invasion of Ukraine. In response to such conflict or for other reasons, governments have imposed and may impose additional economic sanctions against Russia, certain other countries, entities and/or individuals. Economic sanctions and other similar governmental actions could, among other things, prevent or prohibit certain entities or individuals from participating in the bullion and commodities markets or otherwise impact the functioning of those markets. Such actions could affect the value of silver held by the Fund. Sanctions could also result in countermeasures or retaliatory actions, which may impact the value of silver. Although it is not possible to predict the impact that any sanctions and retaliatory actions may have on the Fund, such events could significantly impact the value of the Fund's shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2022:

  115 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
January 2022	—	—	—
February 2022	—	—	—
March 2022	—	—	—
	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 9, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.