Form 10-Q
period 2022-06-30
abrdn Silver ETF Trust
filed 2022-08-05
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from______________ to_____________

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

As of August 3, 2022 abrdn Silver ETF Trust had 49,000,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2022: $1,040,982; December 31, 2021: $895,562)	$987,968	$995,405
Total assets	987,968	995,405

LIABILITIES
Fees payable to Sponsor	242	253
Total liabilities	242	253

NET ASSETS(1)	$987,726	$995,152

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2022 were 50,300,000 and at December 31, 2021 were 44,750,000. Net asset values per Share at June 30, 2022 and December 31, 2021 were $19.64 and $22.24, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	48,394,241.3	$1,040,982	$987,968	100.02%
Total investment in silver	48,394,241.3	$1,040,982	$987,968	100.02%
Less liabilities			(242)	(0.02)%
Net Assets			$987,726	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	43,119,101.1	$895,562	$995,405	100.03%
Total investment in silver	43,119,101.1	$895,562	$995,405	100.03%
Less liabilities			(253)	(0.03)%
Net Assets			$995,152	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,265	$1,165	$2,433	$2,187
Less: Waiver	(421)	(388)	(811)	(729)
Total expenses	844	777	1,622	1,458

Net investment loss	(844)	(777)	(1,622)	(1,458)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	92	173	169	357
Realized gain on silver distributed for the redemption of Shares	779	1,261	779	14,272
Change in unrealized (loss) / gain on investment in silver	(225,906)	60,588	(152,856)	(44,632)
Total (loss)/gain on investment in silver	(225,035)	62,022	(151,908)	(30,003)

Change in net assets from operations	$(225,879)	$61,245	$(153,530)	$(31,461)

Net increase / (decrease) in net assets per Share	$(4.35)	$1.52	$(3.14)	$(0.81)

Weighted average number of Shares	51,967,582	40,222,527	48,944,199	38,687,017

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	50,500,000	$1,206,286	38,250,000	$886,323
Net investment loss		(844)		(777)
Realized gain on investment in silver		871		1,434
Change in unrealized (loss)/gain on investment in silver		(225,906)		60,588
Creations	5,500,000	126,094	3,700,000	95,196
Redemptions	(5,700,000)	(118,775)	(250,000)	(6,214)
Closing balance	50,300,000	$987,726	41,700,000	$1,036,550

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	44,750,000	$995,152	33,750,000	$863,664
Net investment loss		(1,622)		(1,458)
Realized gain on investment in silver		948		14,629
Change in unrealized (loss) on investment in silver		(152,856)		(44,632)
Creations	11,250,000	264,879	9,900,000	255,640
Redemptions	(5,700,000)	(118,775)	(1,950,000)	(51,293)
Closing balance	50,300,000	$987,726	41,700,000	$1,036,550

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$23.89	$23.17	$22.24	$25.59
Income from investment operations:
Net investment loss	(0.02)	(0.02)	(0.03)	(0.04)
Total realized and unrealized gains or losses on investment in silver	(4.23)	1.71	(2.57)	(0.69)
Change in net assets from operations	(4.25)	1.69	(2.60)	(0.73)

Net asset value per Share at end of period	$19.64	$24.86	$19.64	$24.86

Weighted average number of Shares	51,967,582	40,222,527	48,944,199	38,687,017

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	(17.79)%	7.29%	(11.69)%	(2.85)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Silver ETF Trust (known as Aberdeen Standard Silver ETF Trust prior to March 31, 2022) (the “Trust”) is a common law trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver bullion and issues abrdn Physical Silver Shares ETF (known as Aberdeen Standard Physical Silver Shares ETF Shares ETF prior to March 31, 2022) (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022). abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of June 30, 2022, and for the three and six month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust’s silver may also be held by another firm selected by the Custodian to hold the Trust’s silver in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2022, approximately 82.94% of the Trust’s silver was held by a sub-custodian.

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

abrdn Silver ETF Trust

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2022	December 31, 2021

Level 1
Investment in silver	$987,968	$995,405

There were no transfers between levels during the six months ended June 30, 2022 or the year ended December 31, 2021.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At June 30, 2022, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

The amount of silver represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of silver to be delivered or distributed by the Trust. In order to ensure that the correct amount of silver is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of silver.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2022 or December 31, 2021.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and six months ended June 30, 2022 and 2021 are set out below:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	48,622,886.3	36,939,582.4
Creations	5,292,657.1	3,571,050.2
Redemptions	(5,483,972.9)	—
Transfers of silver to pay expenses	(37,329.2)	(28,586.3)
Closing balance	48,394,241.3	40,482,046.3

Investment in silver
Opening balance	$1,206,577	$886,550
Creations	126,094	95,196
Redemptions	(118,775)	—
Realized gain on silver distributed for the redemption of Shares	779	1,261
Transfers of silver to pay expenses	(893)	(748)
Realized gain on silver transferred to pay expenses	92	173
Change in unrealized (loss) / gain on investment in silver	(225,906)	60,588
Closing balance	$987,968	$1,043,020

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	43,119,101.1	32,617,862.0
Creations	10,828,356.5	9,560,139.9
Redemptions	(5,483,972.9)	(1,641,983.4)
Transfers of silver to pay expenses	(69,243.4)	(53,972.2)
Closing balance	48,394,241.3	40,482,046.3

Investment in silver
Opening balance	$995,405	$863,884
Creations	264,879	255,640
Redemptions	(118,775)	(45,079)
Realized gain on silver distributed for the redemption of Shares	779	14,272
Transfers of silver to pay expenses	(1,633)	(1,422)
Realized gain on silver transferred to pay expenses	169	357
Change in unrealized (loss) on investment in silver	(152,856)	(44,632)
Closing balance	$987,968	$1,043,020

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

For the three months ended June 30, 2022 and 2021, the Sponsor’s Fee, net of fees waived by the Sponsor, was $843,504 and $776,575, respectively. For the six months ended June 30, 2022 and 2021, the Sponsor’s Fee, net of fees waived by the Sponsor, was $1,622,086 and $1,457,887, respectively.

At June 30, 2022 and at December 31, 2021, the fees payable to the Sponsor were $242,062 and $252,819, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended June 30, 2022 and 2021 was $421,452 and $388,287, respectively. The Sponsor’s Fee waived for the six months ended June 30, 2022, and 2021 was $811,043 and $728,943, respectively.

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2022 and 2021.

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

abrdn Silver ETF Trust

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

abrdn Silver ETF Trust

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

The Quarter Ended June 30, 2022

The Trust’s NAV decreased from $1,206,285,910 at March 31, 2022 to $987,726,374 June 30, 2022, an 18.12% decrease for the quarter. The decrease in the Trust’s NAV resulted from a decrease in outstanding Shares, which fell from 50,500,000 Shares at March 31, 2022 to 50,300,000 Shares at June 30, 2022, as a result of 5,500,000 Shares (110 Baskets) being created and 5,700,000 Shares (114 Baskets) being redeemed during the quarter and a decrease in the price per ounce of silver, which fell 17.73% from $24.82 at March 31, 2022 to $20.42 at June 30, 2022.

The NAV per Share decreased 17.79% from $23.89 at March 31, 2022 to $19.64 at June 30, 2022. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $843,504 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $24.94 at April 19, 2022 was the highest during the quarter, compared with a low of $19.64 at June 30, 2022.

The decrease in net assets from operations for the quarter ended June 30, 2022 was $225,878,172 resulting from a realized gain of $92,473 on the transfer of silver to pay expenses and a realized gain on silver distributed for the redemption of Shares of $779,033, offset by a change in unrealized loss on investment in silver of $225,906,174 and the Sponsor’s Fee, net of waiver, of $843,504. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2022.

The Six Months Ended June 30, 2022

The Trust’s NAV decreased from $995,151,629 at December 31, 2021 to $987,726,374 at June 30, 2022, a 0.75% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which dropped 11.56% from $23.09 at December 31, 2021 to $20.42 at June 30, 2022. There was an increase in outstanding Shares, which rose from 44,750,000 Shares at December 31, 2021 to 50,300,000 Shares at June 30, 2022, as a result of 11,250,000 Shares (225 Baskets) being created and 5,700,000 Shares (114 Baskets) being redeemed.

The NAV per Share decreased 11.69% from $22.24 at December 31, 2021 to $19.64 at June 30, 2022. The Trust’s NAV per Share decreased slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,622,086 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $25.20 at March 9, 2022 was the highest during the quarter, compared with a low of $19.64 at June 30, 2022.

The decrease in net assets from operations for the period ended June 30, 2022 was $153,529,345 resulting from a realized gain of $169,598 on the transfer of silver to pay expenses and a realized gain of $779,033 on silver distributed for the redemption of Shares, offset by a change in unrealized loss on investment in silver of $152,855,890 and the Sponsor’s Fee, net of waiver, of $1,622,086. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2022.

abrdn Silver ETF Trust

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

abrdn Silver ETF Trust

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

On February 24, 2022, Russia commenced an invasion of Ukraine. In response to such conflict or for other reasons, governments have imposed and may impose additional economic sanctions against Russia, certain other countries, entities and/or individuals. Economic sanctions and other similar governmental actions could, among other things, prevent or prohibit certain entities or individuals from participating in the bullion and commodities markets or otherwise impact the functioning of those markets. Such actions could affect the value of silver held by the Fund. Sanctions could also result in countermeasures or retaliatory actions, which may impact the value of silver. Although it is not possible to predict the impact that any sanctions and retaliatory actions may have on the Fund, such events could significantly impact the value of the Fund’s shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2022:

110 Baskets were created.

114 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
April 2022	—	—	—
May 2022	73	3,650,000	0.962
June 2022	41	2,050,000	0.962
	114	5,700,000	0.962

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

abrdn Silver ETF Trust

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 5, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.