Form 10-Q
period 2022-09-30
abrdn Silver ETF Trust
filed 2022-11-04
CIK 1450922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34412

abrdn Silver ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
1900 Market Street, Suite 200 Philadelphia, PA (Address of principal executive offices)	19103 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Silver Shares ETF	SIVR	NYSE Arca

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

As of November 2, 2022 abrdn Silver ETF Trust had 48,000,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2022: $1,006,945; December 31, 2021: $895,562)	$892,334	$995,405
Silver receivable	2,742	—
Total assets	895,076	995,405

LIABILITIES
Fees payable to Sponsor	219	253
Total liabilities	219	253

NET ASSETS(1)	$894,857	$995,152

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2022 were 48,950,000 and at December 31, 2021 were 44,750,000. Net asset values per Share at September 30, 2022 and December 31, 2021 were $18.28 and $22.24, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	46,915,578.3	$1,006,945	$892,334	99.72%
Total investment in silver	46,915,578.3	$1,006,945	$892,334	99.72%
Other assets less liabilities			2,523	0.28%
Net Assets			$894,857	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	43,119,101.1	$895,562	$995,405	100.03%
Total investment in silver	43,119,101.1	$895,562	$995,405	100.03%
Less liabilities			(253)	(0.03)%
Net Assets			$995,152	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,049	$1,119	$3,482	$3,306
Less: Waiver	(350)	(373)	(1,161)	(1,102)
Total expenses	699	746	2,321	2,204

Net investment loss	(699)	(746)	(2,321)	(2,204)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	(50)	153	119	509
Realized (loss) / gain on silver distributed for the redemption of Shares	(4,936)	—	(4,157)	14,272
Change in unrealized (loss) on investment in silver	(61,597)	(174,242)	(214,453)	(218,874)
Total (loss) on investment in silver	(66,583)	(174,089)	(218,491)	(204,093)

Change in net assets from operations	$(67,282)	$(174,835)	$(220,812)	$(206,297)

Net increase / (decrease) in net assets per Share	$(1.38)	$(4.14)	$(4.51)	$(5.17)

Weighted average number of Shares	48,841,304	42,279,348	48,909,524	39,897,619

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	50,300,000	$987,726	41,700,000	$1,036,550
Net investment loss		(699)		(746)
Realized (loss) / gain on investment in silver		(4,986)		153
Change in unrealized (loss) on investment in silver		(61,597)		(174,242)
Creations	1,000,000	18,078	1,450,000	33,689
Redemptions	(2,350,000)	(43,665)	—	—
Closing balance	48,950,000	$894,857	43,150,000	$895,404

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	44,750,000	$995,152	33,750,000	$863,664
Net investment loss		(2,321)		(2,204)
Realized (loss) / gain on investment in silver		(4,038)		14,781
Change in unrealized (loss) on investment in silver		(214,453)		(218,874)
Creations	12,250,000	282,957	11,350,000	289,330
Redemptions	(8,050,000)	(162,440)	(1,950,000)	(51,293)
Closing balance	48,950,000	$894,857	43,150,000	$895,404

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$19.64	$24.86	$22.24	$25.59
Income from investment operations:
Net investment loss	(0.01)	(0.02)	(0.05)	(0.06)
Total realized and unrealized gains or losses on investment in silver	(1.35)	(4.09)	(3.91)	(4.78)
Change in net assets from operations	(1.36)	(4.11)	(3.96)	(4.84)

Net asset value per Share at end of period	$18.28	$20.75	$18.28	$20.75

Weighted average number of Shares	48,841,304	42,279,348	48,909,524	39,897,619

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	(6.92)%	(16.53)%	(17.81)%	(18.91)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of September 30, 2022, and for the three and nine month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust’s silver may also be held by another firm selected by the Custodian to hold the Trust’s silver in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2022, approximately 8.07% of the Trust’s silver was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2022	December 31, 2021
Level 1
Investment in silver	$892,334	$995,405

There were no transfers between levels during the nine months ended September 30, 2022 or the year ended December 31, 2021.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At September 30, 2022, the Trust had $2,742,156 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares. At December 31, 2021, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

abrdn Silver ETF Trust

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2022 or December 31, 2021.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and nine months ended September 30, 2022 and 2021 are set out below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	48,394,241.3	40,482,046.3
Creations	817,183.4	1,398,270.1
Redemptions	(2,259,957.2)	(241,192.7)
Transfers of silver to pay expenses	(35,889.2)	(30,599.4)
Closing balance	46,915,578.3	41,608,524.3

Investment in silver
Opening balance	$987,968	$1,043,020
Creations	15,336	33,689
Redemptions	(43,665)	(6,214)
Realized (loss) on silver distributed for the redemption of Shares	(4,936)	0
Transfers of silver to pay expenses	(722)	(783)
Realized (loss) / gain on silver transferred to pay expenses	(50)	153
Change in unrealized (loss) on investment in silver	(61,597)	(174,242)
Closing balance	$892,334	$895,623

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	43,119,101.1	32,617,862.0
Creations	11,645,539.9	10,958,408.9
Redemptions	(7,743,930.1)	(1,883,175.0)
Transfers of silver to pay expenses	(105,132.6)	(84,571.6)
Closing balance	46,915,578.3	41,608,524.3

Investment in silver
Opening balance	$995,405	$863,884
Creations	280,215	289,330
Redemptions	(162,440)	(51,293)
Realized (loss) / gain on silver distributed for the redemption of Shares	(4,157)	14,272
Transfers of silver to pay expenses	(2,355)	(2,205)
Realized gain on silver transferred to pay expenses	119	509
Change in unrealized (loss) on investment in silver	(214,453)	(218,874)
Closing balance	$892,334	$895,623

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

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

For the three months ended September 30, 2022 and 2021, the Sponsor’s Fee, net of fees waived by the Sponsor, was $699,126 and $745,792, respectively. For the nine months ended September 30, 2022 and 2021, the Sponsor’s Fee, net of fees waived by the Sponsor, was $2,321,212 and $2,203,679, respectively.

At September 30, 2022 and at December 31, 2021, the fees payable to the Sponsor were $219,541 and $252,819, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended September 30, 2022 and 2021 was $349,563 and $372,896, respectively. The Sponsor’s Fee waived for the nine months ended September 30, 2022, and 2021 was $1,160,606 and $1,101,839, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2022 and 2021.

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

The Quarter Ended September 30, 2022

The Trust’s NAV decreased from $987,726,374 at June 30, 2022 to $894,856,914 at September 30, 2022, a 9.40% decrease for the quarter. The decrease in the Trust’s NAV resulted from a decrease in the price per ounce of silver, which fell 6.86% from $20.42 at June 30, 2022 to $19.02 at September 30, 2022. There was a decrease in outstanding Shares, which fell from 50,300,000 Shares at June 30, 2022 to 48,950,000 Shares at September 30, 2022, as a result of 1,000,000 Shares (20 Baskets) being created and 2,350,000 Shares (47 Baskets) being redeemed during the quarter.

The NAV per Share decreased 6.92% from $19.64 at June 30, 2022 to $18.28 at September 30, 2022. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $699,126 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $19.81 at August 9, 2022 was the highest during the quarter, compared with a low of $17.08 at September 1, 2022.

The decrease in net assets from operations for the quarter ended September 30, 2022 was $67,281,929 resulting from a realized loss of $50,071 on the transfer of silver to pay expenses, a realized loss on silver distributed for the redemption of Shares of $4,936,120, a change in unrealized loss on investment in silver of $61,596,612 and the Sponsor’s Fee, net of waiver, of $699,126. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2022.

The Nine Months Ended September 30, 2022

The Trust’s NAV decreased from $995,151,629 at December 31, 2021 to $894,856,914 at September 30, 2022, a 10.08% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of silver, which fell 17.63% from $23.09 at December 31, 2021 to $19.02 at September 30, 2022. There was an increase in outstanding Shares, which rose from 44,750,000 Shares at December 31, 2021 to 48,950,000 Shares at September 30, 2022, as a result of 12,250,000 Shares (245 Baskets) being created and 8,050,000 Shares (161 Baskets) being redeemed.

The NAV per Share decreased 17.81% from $22.24 at December 31, 2021 to $18.28 at September 30, 2022. The Trust’s NAV per Share decreased slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $2,321,212 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $25.20 at March 9, 2022 was the highest during the quarter, compared with a low of $17.08 at September 1, 2022.

The decrease in net assets from operations for the period ended September 30, 2022 was $220,811,275 resulting from a realized gain of $119,528 on the transfer of silver to pay expenses offset by a realized loss of $4,157,087 on silver distributed for the redemption of Shares, a change in unrealized loss on investment in silver of $214,452,504 and the Sponsor’s Fee of $2,321,212. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2022:

20 Baskets were created.

47 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
July 2022	28	1,400,000	0.962
August 2022	16	800,000	0.962
September 2022	3	150,000	0.961
	47	2,350,000	0.962

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 4, 2022	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	/s/ Andrea Melia*
Andrea Melia**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.