Form 10-K
period 2022-12-31
abrdn Silver ETF Trust
filed 2023-03-01
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_________________to___________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2022 as reported by the NYSE Arca, Inc. on that date: $979,340,950.

As of February 23, 2023, abrdn Silver ETF Trust had 47,400,000 abrdn Physical Silver Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Silver ETF Trust (known as Aberdeen Standard Silver ETF Trust prior to March 31, 2022) (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial Creation and was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (known as Aberdeen Standard ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”). The number of shares that constitutes a Basket for the purpose of creations and redemptions was reduced from 100,000 Shares to 50,000 Shares effective on August 11, 2016.

The Trust’s Shares at redeemable value increased from $995,151,629 at December 31, 2021 to $1,118,817,327 at December 31, 2022, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 44,750,000 Shares at December 31, 2021 to 48,650,000 Shares outstanding at December 31, 2022.

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2022, the identifiable silver bullion inventories are as follows:

Identifiable Silver Bullion Inventories*

Million ounces	2019	2020	2021	Y/Y
London Vaults	1,162.2	1,080.5	1,161.0	7%
Comex	317.2	396.5	355.7	-10%
SGE	108.2	130.0	73.9	-43%
SHFE	63.2	95.2	75.9	-20%
Total	1,650.8	1,702.3	1,666.9	-2%

*Year-end; Source: Metals Focus, LBMA, Comex, SGE, SHFE.

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

World Silver Supply and Demand 2012-2021

The following table sets forth a summary of the world silver supply and demand for the period from 2012 to 2021 and is based on information reported by the World Silver Survey 2022, published by The Silver Institute.

(in millions of ounces)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Supply
Mine Production	796	845	882	897	900	864	850	836	781	823
Recycling	216	180	161	147	146	147	149	148	162	173
Net Hedging Supply	—	—	11	2	—	—	—	15	9	—
Net Official Sector Sales	4	2	1	1	1	1	1	1	1	2
Total Supply	1,016	1,027	1,055	1,047	1,047	1,012	1,000	1,000	953	997

Demand
Industrial Fabrication	451	449.6	438.9	441.1	475.3	503.6	499.6	498.1	464.9	508.2
…of which photovoltaics	55	50.5	48.4	54.1	93.7	101.8	92.5	98.7	101.0	113.7
Photography	53	45.8	43.6	41.2	37.8	35.1	33.8	32.7	27.8	28.7
Jewelry	159	186.9	192.9	201.7	188.4	195.2	201.9	200.3	149.8	181.4
Silverware	41	46.5	53.6	57.9	53.9	59.6	67.6	62.1	32.4	42.7
Net Physical Investment	242	300.6	283.1	310.4	212.0	155.7	165.2	186.8	205.0	278.7
Net Hedging Demand	40	29.3	—	—	12.0	2.1	7.7	—	—	9.4
Total Demand	985	1,058.7	1,012.0	1,052.3	979.4	951.3	975.7	980.0	880.0	1,049.0

Market Balance	31	(31.4)	43.2	(5.0)	67.5	60.6	24.3	19.8	73.0	(51.8)
Net Investment in ETPS	54	4.7	(0.3)	(17.1)	53.9	7.2	(21.4)	83.3	331.1	64.9
Market Balance less ETPS	(23)	(36.2)	43.5	12.1	13.6	53.5	45.7	(63.4)	(258.1)	(116.7)
LBMA, Silver Price (US$/oz)	31	23.8	19.1	15.7	17.1	17.1	15.7	16.2	20.6	25.1

Source: The Silver Institute - World Silver Survey 2022 (Metals Focus)

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

Industrial applications and jewelry demand accounted for over 65% of total demand in 2021. Photography has been taking a lower share of overall silver demand falling from 5% in 2012 to 3% in 2021, while photovoltaic demand has risen in recent years accounting for 11% in 2021. Investment in ETP’s rose significantly in 2020 and represented 28% of demand in 2020.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2012 to December 31, 2022 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2012 to 12/31/2022. Silver Price = SLVRLND Index.

Starting in early 2011, when silver prices peaked at $48.44 per ounce, silver prices began a downward trend, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the fall in silver prices from 2011 to 2019. Silver reversed course in 2020, as prices rose 46.75%, closing at $26.49 per ounce. In 2021, silver took a slight step back after its historic performance in 2020, as it returned -13% (as of December 31, 2021). As the world emerged out of the pandemic, silver took a backseat to riskier asset classes such as equities which is a reason for its negative performance during the year. 2022 was a volatile year for silver, as the price reached $26.41 per ounce in the weeks following Russia's invasion of Ukraine, up more than 13% from the end of 2021. However, the price of silver fell as low as $17.81 per ounce at the beginning of September, as the risk of diminishing global economic growth, and aggressive interest rate hikes by the US Federal Reserve caused the U.S. Dollar to strengthen and silver prices to weaken. The potential of a weakening U.S. Dollar, amidst low silver inventory levels and a reopening Chinese economy, sparked a Q4 rally that saw the price of silver climb 25.9% over the quarter to close the year at $23.95 per ounce. Despite the volatile year, in 2022 the price of silver rose 2.8% above its 2021 closing price.

Operation of the Silver Bullion Market

The global trade in silver consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The twelve market-making members of the LBMA are: BNP Paribas SA, Citibank N.A, Credit Suisse AG Zurich, HSBC, Goldman Sachs International, ICBC Standard Bank Plc, JPMorgan Chase Bank, Merrill Lynch International, Morgan Stanley & Co. International Plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. There are a further 75 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

There are currently thirteen direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coins ‘N Things Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd. and The Toronto Dominion Bank.

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

Futures Exchanges

The most significant silver futures exchanges are the COMEX, a designated contract market within the CME Group, and the Tokyo Commodity Exchange (“TOCOM”). Futures exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities. Futures contracts are defined by the exchange for each commodity. For each commodity traded, this contract specifies the precise quality and quantity standards. The contract’s terms and conditions also define the location and timing of physical delivery.

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

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

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

Valuation of Silver and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (“Evaluation Time”), the Trustee evaluates the silver held by the Trust and determines both the adjusted net asset value (“ANAV”) and the NAV of the Trust.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.45% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Currently, this is being done on an annual basis. The Sponsor has decided to waive a portion of the Sponsor’s Fee to reduce the Sponsor’s Fee to 0.30%. This fee waiver has been in existence since the Trust was formed. Presently, the Sponsor is continuing to waive a portion of its fee and reduce the Sponsor’s fee to 0.30%. In the future, the Sponsor may continue its fee waiver, waive a larger or smaller portion of its fee or not renew its fee waiver. If, at any point in the future, the Sponsor does not continue its partial fee waiver, the full Sponsor’s Fee will accrue and be paid to the Sponsor for subsequent periods. The Sponsor is under no obligation to continue to waive all or part of the Sponsor’s Fee on an ongoing basis.

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

The Sponsor’s Fee, net of waiver, for the year ended December 31, 2022 was $3,061,148 (December 31, 2021: $2,968,351; December 31, 2020: $1,787,310).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of silver by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders.

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

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a silver clearing bank to establish an Authorized Participant Unallocated Account in London or Zurich (“Authorized Participant Unallocated Bullion Account Agreement”). Silver held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other silver clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of silver held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other silver clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for silver transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

All silver will be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Silver transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate, or cause the allocation by the Zurich Sub-Custodian of, specific bars of silver representing the amount of silver credited to the Trust Unallocated Account (to the extent such amount is representable by whole silver bars) to the Trust Allocated Account. The movement of silver is reversed for the distribution of silver to an Authorized Participant in connection with the redemption of Baskets.

All physical silver represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all physical silver held in the Trust Allocated Account with the Custodian must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a Silver Good Delivery Bar.

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

Determination of required deposits

The amount of silver in the required deposit is determined by dividing the number of ounces of silver held by the Trust by the number of Baskets outstanding, as adjusted for the amount of silver constituting estimated accrued but unpaid fees and expenses of the Trust. Fractions of a fine ounce of silver smaller than 0.001 of a fine ounce which are included in the silver deposit amount are disregarded in the foregoing calculation. All questions as to the composition of a Creation Basket Deposit will be finally determined by the Trustee. The Trustee’s determination of the Creation Basket Deposit shall be final and binding on all persons interested in the Trust.

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the silver deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring silver bars from its inventory to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of silver to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the silver deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated silver to the extent of that silver deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account will not be segregated from the Custodian’s assets....”

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022 and ETF Securities USA LLC prior to October 1, 2018), a Delaware limited liability company formed on June 17, 2009.

The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30,2022 and December 31, 2022.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s silver as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian, the Zurich Sub-Custodian, or any other sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s silver on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the silver held by the Trust by alternate means, including through virtual inspections of the Trust’s silver and/or a review of pertinent records.

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

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of silver in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates silver deposited in unallocated form with the Trust by selecting bars of silver bullion for deposit to the Trust Allocated Account. All silver bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA, and the Custodian must replace any non-conforming silver bullion with conforming silver bullion as soon as practical upon a determination by the Custodian any silver bullion is non-conforming.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below) and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

Shareholders will be required to recognize a gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026 and thereafter generally are (i) deductible only to the extent that the aggregate of a Shareholder’s miscellaneous itemized deductions exceeds 2% of such Shareholder’s adjusted gross income for federal income tax purposes, (ii) not deductible for the purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying silver for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851. In administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

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

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax Qualified Account”) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded shares in a trust holding silver will not be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or Tax Qualified Account to the IRA owner or Tax Qualified Account participant, or if any silver is received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it, the Shares or silver so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code section 408(m).

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

The Trustee sells silver held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current silver prices. The Trust is not actively managed and no attempt will be made to buy or sell silver to protect against or to take advantage of fluctuations in the price of silver. Consequently, the Trust’s silver may be sold at a time when the silver price is low, resulting in the sale of more silver than would be required if the Trust sold when prices were higher. The sale of the Trust’s silver to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low silver prices could adversely affect the value of the Shares.

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

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian may enter into arrangements with any sub-custodians for the custody or temporary custody of the Trust’s silver, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s silver on a temporary basis pending delivery to the Custodian. The Custodian has selected Malca Amit UK as the sub-custodian for silver. The Custodian may also use LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing its sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s silver from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian.

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

War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, potential impacts to global transportation and shipping and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The operations of the Trust, the exchanges, brokers and counterparties with which the Trust does business, and the markets in which the Trust does business, could be severely disrupted in the event of war, a major terrorist attack and other geopolitical events, including but not limited to, the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown. Such events may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, or potential impacts to global transportation, shipping, and other supply chain disruptions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of silver and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LBMA and LPPM each stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2022 and 2021:

Fiscal Year Ended December 31, 2022: Quarter Ended
	High	Low
March 31, 2022	$25.48	$21.38
June 30, 2022	$24.88	$19.47
September 30, 2022	$20.02	$17.09
December 31, 2022	$23.23	$17.56

Fiscal Year Ended December 31, 2021: Quarter Ended

	High	Low
March 31, 2021	$27.84	$23.15
June 30, 2021	$27.25	$23.98
September 30, 2021	$25.54	$20.76
December 31, 2021	$24.40	$21.15

The number of outstanding Share of the Trust as of February 23, 2023 was 47,400,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2022	$20.02	$17.30
September 2022	$18.98	$17.09
October 2022	$20.18	$17.56
November 2022	$21.31	$18.52
December 2022	$23.23	$21.32
January 2023	$23.32	$22.33

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2022 and 2021:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2022	—	—
February 2022	—	—
March 2022	—	—
April 2022	—	—
May 2022	3,650,000	0.962
June 2022	2,050,000	0.962
July 2022	1,400,000	0.962
August 2022	800,000	0.962
September 2022	150,000	0.961
October 2022	600,000	0.961
November 2022	1,850,000	0.961
December 2022	750,000	0.961
Total	11,250,000	0.962

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2021	500,000	0.966
February 2021	600,000	0.966
March 2021	600,000	0.966
April 2021	—	—
May 2021	—	—
June 2021	250,000	0.966
July 2021	—	—
August 2021	—	—
September 2021	—	—
October 2021	—	—
November 2021	—	—
December 2021	—	—
Total	1,950,000	0.966

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

NAV per Share vs. Silver Price from July 20, 2009 (the Date of Inception) to December 31, 2022

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
7/20/2009
7/20/2010
7/20/2011
7/20/2012
7/20/2013
7/20/2014
7/20/2015
7/20/2016
7/20/2017
7/20/2018
7/20/2019
7/20/2020
7/20/2021
7/20/2022
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

	December 31, 2022	December 31, 2021	December 31, 2020
(Amounts in 000’s of US$)
Investment in silver - cost	$998,547	$895,562	$608,877
Unrealized gain on investment in silver	114,801	99,843	255,007
Investment in silver- fair value	$1,113,348	$995,405	$863,884

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30, 2022 and December 31, 2022.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s silver as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian, the Zurich Sub-Custodian, or any other sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s silver on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the silver held by the Trust by alternate means, including through virtual inspections of the Trust’s silver and/or a review of pertinent records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2022 and 2021, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$)
Total gain/(loss) on silver	$9,340	$(140,299)	$262,999
Net change in assets from operations	$6,279	$(143,267)	$261,212
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned by the Trust plus any silver receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2022

The Trust’s NAV increased from $995,151,629 at December 31, 2021 to $1,118,817,327 at December 31, 2022, a 12.43% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 44,750,000 Shares at December 31, 2021 to 48,650,000 Shares at December 31, 2022, a result of 15,150,000 Shares (152 Baskets) being created and 11,250,000 Shares (113 Baskets) being redeemed during the year. There was an increase in the price per ounce of silver, which rose 3.73% from $23.09 at December 31, 2021 to $23.95 at December 31, 2022.

NAV per Share increased 3.42% from $22.24 at December 31, 2021 to $23.00 at December 31, 2022. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $3,061,148 for the year, or 0.30% of the Trust’s ANAV.

The NAV per Share of $25.20 at March 9, 2022 was the highest during the year, compared with a low of $17.08 at September 1, 2022.

The increase in net assets from operations for the year ended December 31, 2022 was $6,279,132, resulting from realized gain of $50,262 on the transfer of silver to pay expenses and a change in unrealized gain on investment in silver of $14,959,321, offset by a realized loss of $5,669,303 on silver distributed for the redemption of Shares and the Sponsor’s Fee, net of waiver, of $3,061,148. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

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

The decrease in net assets from operations for the year ended December 31, 2021 was $143,267,723, resulting from a realized gain of $593,507 on the transfer of silver to pay expenses and a realized gain of $14,271,606 on silver distributed for the redemption of Shares, offset by a change in unrealized gain and loss on investment in silver of $155,164,485, and the Sponsor’s Fee, net of waiver, of $2,968,351. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,168	$1,265	$1,049	$1,110	$4,592
Less: Waiver of Sponsor’s Fee (Note 2.7)	(390)	(421)	(350)	(370)	(1,531)
Total expenses	778	844	699	$740	$3,061

Net investment loss	(778)	(844)	(699)	(740)	(3,061)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	77	92	(50)	(69)	50
Realized (loss) / gain on silver distributed for the redemption of Shares	—	779	(4,936)	(1,512)	(5,669)
Change in unrealized gain and loss on investment in silver	73,050	(225,906)	(61,597)	229,412	14,959
Total (loss) / gain on investment in sliver	73,127	(225,035)	(66,583)	227,831	9,340

Change in net assets from operations	$72,349	$(225,879)	$(67,282)	$227,091	$6,279

Net increase / (decrease) in net assets per Share	$1.58	$(4.35)	$(1.38)	$4.71	$0.13

Weighted average number of Shares	45,887,222	51,967,582	48,841,304	48,192,391	48,728,767

Year Ended December 31, 2021

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,022	$1,165	$1,119	$1,146	$4,452
Less: Waiver of Sponsor’s Fee (Note 2.7)	(341)	(388)	(373)	(382)	(1,484)
Total expenses	681	777	746	764	2,968

Net investment loss	(681)	(777)	(746)	(764)	(2,968)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on silver transferred to pay expenses	184	173	153	83	593
Realized loss on silver distributed for the redemption of Shares	13,011	1,261	—	—	14,272
Change in unrealized (loss) / gain on investment in silver	(105,220)	60,588	(174,242)	63,710	(155,164)
Total (loss) / gain on investment in silver	(92,025)	62,022	(174,089)	63,793	(140,299)

Change in net assets from operations	$(92,706)	$61,245	$(174,835)	$63,029	$(143,267)

Net (decrease) / increase in net assets per Share	$(2.50)	$1.52	$(4.14)	$1.88	$(3.50)

Weighted average number of Shares	37,134,144	40,222,527	42,279,348	33,528,260	40,903,425

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2022, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2022. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Silver ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Silver ETF Trust's (known as Aberdeen Standard Silver ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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
February 28, 2023

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc. Mr. Dunn guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

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

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

Brian Kordeck, age 44, joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Audit fees – KPMG	$77,250	$77,250
Audit related fees - KPMG	—	10,000
	$77,250	$87,250

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017, incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective October 1, 2018

99.1	Novation Agreement, incorporated by reference to Exhibit 99.1 filed with Commission File No. 001-34412 on December 18, 2014

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN SILVER ETF TRUST
Financial Statements as of December 31, 2022
Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Silver ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Silver ETF Trust (known as Aberdeen Standard Silver ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the silver holdings

As presented on the December 31, 2022 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in silver is $1,113,348 thousand, representing 99.51% of the Trust’s net assets, and 46,496,068 ounces of silver holdings. The investment in silver was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the silver holdings as a critical audit matter. Given the nature and volume of the silver holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of silver held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of silver held to the custodian’s records, (2) the approval of silver deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s silver holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s silver holdings held by the custodian as of December 31, 2022. We compared the total ounces on such schedule to the Trust’s record of silver holdings. We also attended and observed a part of the physical counts of the Trust’s silver holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York

February 28, 2023

abrdn Silver ETF Trust

Statements of Assets and Liabilities

At December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2022: $998,547; December 31, 2021: $895,562)	$1,113,348	$995,405
Silver receivable	5,749	—
Total assets	1,119,097	995,405

LIABILITIES
Fees payable to Sponsor	280	253
Total liabilities	280	253

NET ASSETS(1)	$1,118,817	$995,152

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2022 were 48,650,000 and at December 31, 2021 were 44,750,000. Net asset values per Share at December 31, 2022 and December 31, 2021 were $23.00 and $22.24, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At December 31, 2022 and 2021

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	46,496,067.9	$998,547	$1,113,348	99.51%
Total investment in silver	46,496,067.9	$998,547	$1,113,348	99.51%
Other assets less liabilities			5,469	0.49%
Net Assets			$1,118,817	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	43,119,101.1	$895,562	$995,405	100.03%
Total investment in silver	43,119,101.1	$895,562	$995,405	100.03%
Less liabilities			(253)	(0.03)%
Net Assets			$995,152	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations

For the years ended December 31, 2022, 2021, and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$4,592	$4,452	$2,681
Less: Waiver	(1,531)	(1,484)	(894)
Total expenses	3,061	2,968	1,787
Net investment loss	(3,061)	(2,968)	(1,787)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	50	593	174
Realized (loss) / gain on silver distributed for the redemption of Shares	(5,669)	14,272	4,746
Change in unrealized gain / (loss) on investment in silver	14,959	(155,164)	258,079
Total gain / (loss) on investment in silver	9,340	(140,299)	262,999

Change in net assets from operations	$6,279	$(143,267)	$261,212

Net increase / (decrease) in net assets per Share	$0.13	$(3.50)	$8.93

Weighted average number of Shares	48,728,767	40,903,425	29,257,514

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	44,750,000	$995,152
Net investment loss		(3,061)
Realized (loss) on investment in silver		(5,619)
Change in unrealized gain on investment in silver		14,959
Creations	15,150,000	344,224
Redemptions	(11,250,000)	(226,838)
Closing balance at December 31, 2022	48,650,000	$1,118,817

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	33,750,000	$863,664
Net investment loss		(2,968)
Realized gain on investment in silver		14,865
Change in unrealized (loss) on investment in silver		(155,164)
Creations	12,950,000	326,048
Redemptions	(1,950,000)	(51,293)
Closing balance at December 31, 2021	44,750,000	$995,152

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	23,300,000	$407,464
Net investment loss		(1,787)
Realized gain on investment in silver		4,920
Change in unrealized gain on investment in silver		258,079
Creations	11,500,000	218,306
Redemptions	(1,050,000)	(23,234)
Closing balance at December 31, 2020	33,750,000	$863,664

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$22.24	$25.59	$17.49
Income from investment operations:
Net investment loss	(0.06)	(0.07)	(0.06)
Total realized and unrealized gains or losses on investment in silver	0.82	(3.28)	8.16
Change in net assets from operations	0.76	(3.35)	8.10

Net asset value per Share at end of period	$23.00	$22.24	$25.59

Weighted average number of Shares	48,728,767	40,903,425	29,257,514

Expense ratio(1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value	3.42%	(13.09)%	46.31%

(1)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Notes to the Financial Statements

1.    Organization

The abrdn Silver ETF Trust (the “Trust”) is a common law trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver and issues abrdn Physical Silver Shares ETF (known as Aberdeen Standard Physical Silver Shares ETF prior to March 31, 2022) (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust’s silver may also be held by another firm selected by the Custodian to hold the Trust’s silver in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2022, none of the Trust’s silver was held by a sub-custodian.

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

abrdn Silver ETF Trust

Notes to the Financial Statements

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

abrdn Silver ETF Trust

Notes to the Financial Statements

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2022	December 31, 2021
Level 1
Investment in silver	$1,113,348	$995,405

There were no transfers between levels during the years ended December 31, 2022 and 2021.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At December 31, 2022, the Trust had $5,749,366 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares. At December 31, 2021, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

abrdn Silver ETF Trust

Notes to the Financial Statements

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2022 or December 31, 2021.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the years ended December 31, 2022 and 2021 are set out below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	43,119,101.1	32,617,862.0
Creations	14,335,520.8	12,500,232.8
Redemptions	(10,818,520.9)	(1,883,175.0)
Transfers of silver to pay expenses	(140,033.1)	(115,818.7)
Closing balance	46,496,067.9	43,119,101.1

Investment in silver
Opening balance	$995,405	$863,884
Creations	338,475	326,048
Redemptions	(226,838)	(51,293)
Realized (loss) / gain on silver distributed for the redemption of Shares	(5,669)	14,272
Transfers of silver to pay expenses	(3,034)	(2,935)
Realized gain on silver transferred to pay expenses	50	593
Change in unrealized gain / (loss) on investment in silver	14,959	(155,164)
Closing balance	$1,113,348	$995,405

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

abrdn Silver ETF Trust

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

For the year ended December 31, 2022, 2021 and 2020, the Sponsor’s Fee, net of fees waived by the Sponsor, was $3,061,148, $2,968,351 and $1,787,310, respectively.

At December 31, 2022 and at December 31, 2021, the fees payable to the Sponsor were $280,384 and $252,819, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the years ended December 31, 2022, 2021 and 2020 was $1,530,574, $1,484,000 and $893,655, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2022 and 2021.

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

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant. Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

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

abrdn Silver ETF Trust

Notes to the Financial Statements

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

abrdn ETFs Sponsor LLC

Date: February 28, 2023	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2023	/s/ Andrea Melia *
Andrea Melia **
Chief Financial Officer and Treasurer

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.