Form 10-Q
period 2023-06-30
abrdn Silver ETF Trust
filed 2023-08-09
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________________ to ____________________

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

As of August 7, 2023 abrdn Silver ETF Trust had 49,150,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2023: $1,027,132; December 31, 2022: $998,547)	$1,064,761	$1,113,348
Silver receivable	—	5,749
Total assets	1,064,761	1,119,097

LIABILITIES
Fees payable to Sponsor	264	280
Total liabilities	264	280

NET ASSETS(1)	$1,064,497	$1,118,817

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2023 were 49,400,000 and at December 31, 2022 were 48,650,000. Net asset values per Share at June 30, 2023 and December 31, 2022 were $21.55 and $23.00, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	47,385,900.9	$1,027,132	$1,064,761	100.02%
Total investment in silver	47,385,900.9	$1,027,132	$1,064,761	100.02%
Less liabilities			(264)	(0.02)%
Net Assets			$1,064,497	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	46,496,067.9	$998,547	$1,113,348	99.51%
Total investment in silver	46,496,067.9	$998,547	$1,113,348	99.51%
Other assets less liabilities			5,469	0.49%
Net Assets			$1,118,817	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,233	$1,265	$2,425	$2,433
Less: Waiver	(411)	(421)	(808)	(811)
Total expenses	822	844	1,617	1,622

Net investment loss	(822)	(844)	(1,617)	(1,622)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	73	92	134	169
Realized gain on silver distributed for the redemption of Shares	2,404	779	5,214	779
Change in unrealized (loss) on investment in silver	(71,724)	(225,906)	(77,172)	(152,856)
Total (loss) on investment in silver	(69,247)	(225,035)	(71,824)	(151,908)

Change in net assets from operations	$(70,069)	$(225,879)	$(73,441)	$(153,530)

Net increase / (decrease) in net assets per Share	$(1.42)	$(4.35)	$(1.51)	$(3.14)

Weighted average number of Shares	49,348,352	51,967,582	48,694,751	48,944,199

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	48,450,000	$1,110,603	50,500,000	$1,206,286
Net investment loss		(822)		(844)
Realized gain on investment in silver		2,477		871
Change in unrealized (loss) on investment in silver		(71,724)		(225,906)
Creations	2,050,000	49,204	5,500,000	126,094
Redemptions	(1,100,000)	(25,241)	(5,700,000)	(118,775)
Closing balance	49,400,000	$1,064,497	50,300,000	$987,726

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	48,650,000	$1,118,817	44,750,000	$995,152
Net investment loss		(1,617)		(1,622)
Realized gain on investment in silver		5,348		948
Change in unrealized (loss) on investment in silver		(77,172)		(152,856)
Creations	4,500,000	101,904	11,250,000	264,879
Redemptions	(3,750,000)	(82,783)	(5,700,000)	(118,775)
Closing balance	49,400,000	$1,064,497	50,300,000	$987,726

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$22.92	$23.89	$23.00	$22.24
Income from investment operations:
Net investment loss	(0.02)	(0.02)	(0.03)	(0.03)
Total realized and unrealized gains or losses on investment in silver	(1.35)	(4.23)	(1.42)	(2.57)
Change in net assets from operations	(1.37)	(4.25)	(1.45)	(2.60)

Net asset value per Share at end of period	$21.55	$19.64	$21.55	$19.64

Weighted average number of Shares	49,348,352	51,967,582	48,694,751	48,944,199

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	(5.98)%	(17.79)%	(6.30)%	(11.69)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

Effective February 28, 2023, Andrea Melia resigned as Treasurer and Chief Financial Officer of the Sponsor. Ms. Melia had served as Principal Financial Officer of the Registrant. Effective February 28, 2023, Brian Kordeck was appointed Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck serves as Principal Financial Officer of the Registrant.

The investment objective of the Trust is for the Shares to reflect the performance of the price of silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of June 30, 2023, and for the three and six month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust’s silver may also be held by another firm selected by the Custodian to hold the Trust’s silver in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2023, none of the Trust’s silver was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2023	December 31, 2022
Level 1
Investment in silver	$1,064,761	$1,113,348

There were no transfers between levels during the six months ended June 30, 2023 or the year ended December 31, 2022.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At June 30, 2023, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had $5,749,366 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares.

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

The amount of silver represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of silver to be delivered or distributed by the Trust. In order to ensure that the correct amount of silver is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of silver.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2023 or December 31, 2022.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and six months ended June 30, 2023 and 2022 are set out below:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	46,509,653.6	48,622,886.3
Creations	1,966,847.9	5,292,657.1
Redemptions	(1,055,168.6)	(5,483,972.9)
Transfers of silver to pay expenses	(35,432.0)	(37,329.2)
Closing balance	47,385,900.9	48,394,241.3

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Investment in silver
Opening balance	$1,110,883	$1,206,577
Creations	49,204	126,094
Redemptions	(25,241)	(118,775)
Realized gain on silver distributed for the redemption of Shares	2,404	779
Transfers of silver to pay expenses	(838)	(893)
Realized gain on silver transferred to pay expenses	73	92
Change in unrealized (loss) on investment in silver	(71,724)	(225,906)
Closing balance	$1,064,761	$987,968

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	46,496,067.9	43,119,101.1
Creations	4,558,938.0	10,828,356.5
Redemptions	(3,599,530.1)	(5,483,972.9)
Transfers of silver to pay expenses	(69,574.9)	(69,243.4)
Closing balance	47,385,900.9	48,394,241.3

Investment in silver
Opening balance	$1,113,348	$995,405
Creations	107,653	264,879
Redemptions	(82,783)	(118,775)
Realized gain on silver distributed for the redemption of Shares	5,214	779
Transfers of silver to pay expenses	(1,633)	(1,633)
Realized gain on silver transferred to pay expenses	134	169
Change in unrealized (loss) on investment in silver	(77,172)	(152,856)
Closing balance	$1,064,761	$987,968

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

Notes to the Financial Statements (Unaudited)

For the three months ended June 30, 2023 and 2022, the Sponsor’s Fee, net of fees waived by the Sponsor, was $822,253 and $843,504, respectively. For the six months ended June 30, 2023 and 2022, the Sponsor’s Fee, net of fees waived by the Sponsor, was $1,616,831 and $1,622,086, respectively.

At June 30, 2023 and at December 31, 2022, the fees payable to the Sponsor were $264,148 and $280,384, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended June 30, 2023 and 2022 was $411,127 and $421,452, respectively. The Sponsor’s Fee waived for the six months ended June 30, 2023, and 2022 was $808,416 and $811,043, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2023 and 2022.

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

The Quarter Ended June 30, 2023

The Trust’s NAV decreased from $1,110,602,848 at March 31, 2023 to $1,064,497,046 at June 30, 2023, a 4.15% decrease for the quarter. The change in the Trust’s NAV resulted from a decrease in the price per ounce of silver, which fell 5.92% from $23.89 at March 31, 2023 to $22.47 at June 30, 2023, and an increase in outstanding Shares, which rose from 48,450,000 Shares at March 31, 2023 to 49,400,000 Shares at June 30, 2023, as a result of 2,050,000 Shares (41 Baskets) being created and 1,100,000 Shares (22 Baskets) being redeemed during the quarter.

The NAV per Share decreased 5.98% from $22.92 at March 31, 2023 to $21.55 at June 30, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $822,253 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $24.97 at April 16, 2023 was the highest during the quarter, compared with a low of $21.42 at June 24, 2023.

The decrease in net assets from operations for the quarter ended June 30, 2023 was $70,068,730, resulting from a realized gain of $73,611 on the transfer of silver to pay expenses and a realized gain on silver distributed for the redemption of Shares of $2,403,744, offset by a change in unrealized loss on investment in silver of $71,723,832 and the Sponsor’s Fee, net of waiver, of $822,253. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2023.

The Six Months Ended June 30, 2023

The Trust’s NAV decreased from $1,118,817,327 at December 31, 2022 to $1,064,497,046 at June 30, 2023, a 4.86% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of silver, which fell 6.16% from $23.95 at December 31, 2022 to $22.47 at June 30, 2023, and an increase in outstanding Shares, which rose from 48,650,000 Shares at December 31, 2022 to 49,400,000 Shares at June 30, 2023, as a result of 4,500,000 Shares (90 Baskets) being created and 3,750,000 Shares (75 Baskets) being redeemed during the period.

The NAV per Share decreased 6.30% from $23.00 at December 31, 2022 to $21.55 at June 30, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,616,831 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $24.97 at April 16, 2023 was the highest during the period, compared with a low of $19.28 at March 10, 2023.

The decrease in net assets from operations for the period ended June 30, 2023 was $73,440,437, resulting from a realized gain of $134,075 on the transfer of silver to pay expenses and a realized gain on silver distributed for the redemption of Shares of $5,214,435, offset by a change in unrealized loss on investment in silver of $77,172,026 and the Sponsor’s Fee, net of waiver, of $1,616,831. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2023:

41 Baskets were created.

22 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
April 2023	5	250,000	0.960
May 2023	6	300,000	0.960
June 2023	11	550,000	0.960
	22	1,100,000	0.960

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2023.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 8, 2023	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.