Form 10-Q
period 2023-09-30
abrdn Silver ETF Trust
filed 2023-11-08
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of November 6, 2023 abrdn Silver ETF Trust had 47,150,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2023: $981,684; December 31, 2022: $998,547)	$1,045,048	$1,113,348
Silver receivable	—	5,749
Total assets	1,045,048	1,119,097

LIABILITIES
Fees payable to Sponsor	258	280
Total liabilities	258	280

NET ASSETS(1)	$1,044,790	$1,118,817

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2023 were 47,250,000 and at December 31, 2022 were 48,650,000. Net asset values per Share at September 30, 2023 and December 31, 2022 were $22.11 and $23.00, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	45,289,197.6	$981,684	$1,045,048	100.02%
Total investment in silver	45,289,197.6	$981,684	$1,045,048	100.02%
Less liabilities			(258)	(0.02)%
Net Assets			$1,044,790	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	46,496,067.9	$998,547	$1,113,348	99.51%
Total investment in silver	46,496,067.9	$998,547	$1,113,348	99.51%
Other assets less liabilities			5,469	0.49%
Net Assets			$1,118,817	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,253	$1,049	$3,678	$3,482
Less: Waiver	(418)	(350)	(1,226)	(1,161)
Total expenses	835	699	2,452	2,321

Net investment loss	(835)	(699)	(2,452)	(2,321)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on silver transferred to pay expenses	69	(50)	203	119
Realized gain / (loss) on silver distributed for the redemption of Shares	2,741	(4,936)	7,955	(4,157)
Change in unrealized gain / (loss) on investment in silver	25,735	(61,597)	(51,437)	(214,453)
Total gain / (loss) on investment in silver	28,545	(66,583)	(43,279)	(218,491)

Change in net assets from operations	$27,710	$(67,282)	$(45,731)	$(220,812)

Net increase / (decrease) in net assets per Share	$0.57	$(1.38)	$(0.94)	$(4.51)

Weighted average number of Shares	48,246,196	48,841,304	48,543,590	48,909,524

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	49,400,000	$1,064,497	50,300,000	$987,726
Net investment loss		(835)		(699)
Realized gain / (loss) on investment in silver		2,810		(4,986)
Change in unrealized gain / (loss) on investment in silver		25,735		(61,597)
Creations	—	—	1,000,000	18,078
Redemptions	(2,150,000)	(47,417)	(2,350,000)	(43,665)
Closing balance	47,250,000	$1,044,790	48,950,000	$894,857

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	48,650,000	$1,118,817	44,750,000	$995,152
Net investment loss		(2,452)		(2,321)
Realized gain / (loss) on investment in silver		8,158		(4,038)
Change in unrealized (loss) on investment in silver		(51,437)		(214,453)
Creations	4,500,000	101,904	12,250,000	282,957
Redemptions	(5,900,000)	(130,200)	(8,050,000)	(162,440)
Closing balance	47,250,000	$1,044,790	48,950,000	$894,857

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$21.55	$19.64	$23.00	$22.24
Income from investment operations:
Net investment loss	(0.02)	(0.01)	(0.05)	(0.05)
Total realized and unrealized gains or losses on investment in silver	0.58	(1.35)	(0.84)	(3.91)
Change in net assets from operations	0.56	(1.36)	(0.89)	(3.96)

Net asset value per Share at end of period	$22.11	$18.28	$22.11	$18.28

Weighted average number of Shares	48,246,196	48,841,304	48,543,590	48,909,524

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	2.60%	(6.92)%	(3.87)%	(17.81)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Silver ETF Trust (the “Trust”) is a common law trust formed on July 20, 2009 (the "Date of Inception") under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver  and issues abrdn Physical Silver Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc., which is a wholly-owned indirect subsidiary of abrdn plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of September 30, 2023, and for the three and nine month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended Decembers 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust's silver may also be held by another firm selected by the Custodian to hold the Trust's silver in the Trust's allocated account in the firm's vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2023, none of the Trust's silver was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2023	December 31, 2022
Level 1
Investment in silver	$1,045,048	$1,113,348

There were no transfers between levels during the nine months ended September 30, 2023 or the year ended December 31, 2022.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At September 30, 2023, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had $5,749,366 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2023 or December 31, 2022.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and nine months ended September 30, 2023 and 2022 are set out below:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	47,385,900.9	48,394,241.3
Creations	—	817,183.4
Redemptions	(2,061,089.9)	(2,259,957.2)
Transfers of silver to pay expenses	(35,613.4)	(35,889.2)
Closing balance	45,289,197.6	46,915,578.3

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Investment in silver
Opening balance	$1,064,761	$987,968
Creations	—	15,336
Redemptions	(47,417)	(43,665)
Realized gain on silver distributed for the redemption of Shares	2,741	(4,936)
Transfers of silver to pay expenses	(841)	(722)
Realized gain on silver transferred to pay expenses	69	(50)
Change in unrealized (loss) on investment in silver	25,735	(61,597)
Closing balance	$1,045,048	$892,334

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	46,496,067.9	43,119,101.1
Creations	4,558,938.0	11,645,539.9
Redemptions	(5,660,620.0)	(7,743,930.1)
Transfers of silver to pay expenses	(105,188.3)	(105,132.6)
Closing balance	45,289,197.6	46,915,578.3

Investment in silver
Opening balance	$1,113,348	$995,405
Creations	107,653	280,215
Redemptions	(130,200)	(162,440)
Realized gain / (loss) on silver distributed for the redemption of Shares	7,955	(4,157)
Transfers of silver to pay expenses	(2,474)	(2,355)
Realized gain on silver transferred to pay expenses	203	119
Change in unrealized (loss) on investment in silver	(51,437)	(214,453)
Closing balance	$1,045,048	$892,334

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

Notes to the Financial Statements (Unaudited)

For the three months ended September 30, 2023 and 2022, the Sponsor’s Fee, net of fees waived by the Sponsor, was $835,103 and $699,126, respectively. For the nine months ended September 30, 2023 and 2022, the Sponsor’s Fee, net of fees waived by the Sponsor, was $2,451,934 and $2,321,212, respectively.

At September 30, 2023 and at December 31, 2022, the fees payable to the Sponsor were $258,084 and $280,384, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended September 30, 2023 and 2022 was $417,551 and $349,563, respectively. The Sponsor's Fee waived for the nine months ended September 30, 2023, and 2022 was $1,225,967 and $1,160,606, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2023 and 2022.

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

The Quarter Ended September 30, 2023

The Trust’s NAV decreased from $1,064,497,046 at June 30, 2023 to $1,044,790,151 at September 30, 2023, a 1.85% decrease for the quarter. The change in the Trust's NAV resulted from an increase in the price per ounce of silver, which rose 2.71% from $22.47 at June 30, 2023 to $23.08 at September 30, 2023, and a decrease in outstanding Shares, which fell from 49,400,000 Shares at June 30, 2023 to 47,250,000 Shares at September 30, 2023, as a result of 0 Shares (0 Baskets) being created and 2,150,000 Shares (43 Baskets) being redeemed during the quarter.

The NAV per Share increased 2.60% from $21.55 at June 30, 2023 to $22.11 at September 30, 2023. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $835,103 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $24.14 at July 20, 2023 was the highest during the quarter, compared with a low of $21.48 at August 15, 2023.

The increase in net assets from operations for the quarter ended September 30, 2023 was $27,709,856 resulting from a realized gain of $69,215 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares of $2,740,790 and a change in unrealized gain on investment in silver of $25,734,954, offset by the Sponsor's Fee, net of waiver, of $835,103. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended September 30, 2023.

The Nine Months Ended September 30, 2023

The Trust’s NAV decreased from $1,118,817,327 at December 31, 2022 to $1,044,790,151 at September 30, 2023, a 6.62% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of silver, which fell 3.61% from $23.95 at December 31, 2022 to $23.08 at September 30, 2023, and a decrease in outstanding Shares, which fell from 48,650,000 Shares at December 31, 2022 to 47,250,000 Shares at September 30, 2023, as a result of 4,500,000 Shares (90 Baskets) being created and 5,900,000 Shares (118 Baskets) being redeemed during the period.

The NAV per Share decreased 3.87% from $23.00 at December 31, 2022 to $22.11 at September 30, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $2,451,934 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $24.97 at April 16, 2023 was the highest during the period, compared with a low of $19.28 at March 10, 2023.

The decrease in net assets from operations for the nine month period ended September 30, 2023 was $45,730,581, resulting from a realized gain of $203,290 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares of $7,955,135, offset by a change in unrealized loss on investment in silver of $51,437,072 and the Sponsor’s Fee, net of waiver, of $2,451,934. Other than the Sponsor’s Fee, the Trust had no expenses during the nine month period ended September 30, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2023:

0 Baskets were created.

43 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
July 2023	—	—	—
August 2023	38	1,900,000	0.960
September 2023	5	250,000	0.960
	43	2,150,000	0.960

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b51 trading arrangement for the three months ended September 30, 2023.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 8, 2023	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.