Form 10-K
period 2023-12-31
abrdn Silver ETF Trust
filed 2024-02-29
CIK 1450922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from______________to______________

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a share on June 30, 2023 as reported by the NYSE Arca, Inc. on that date: $1,079,390,000.

As of February 26, 2024, abrdn Silver ETF Trust had 47,050,000 abrdn Physical Silver Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Silver ETF Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of silver bullion. The Trust was formed on July 20, 2009 when an initial Creation and was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”). The number of shares that constitutes a Basket for the purpose of creations and redemptions was reduced from 100,000 Shares to 50,000 Shares effective on August 11, 2016.

The Trust’s Shares at redeemable value decreased from $1,118,817,327 at December 31, 2022 to $1,060,402,598 at December 31, 2023, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 48,650,000 Shares at December 31, 2022 to 46,550,000 Shares outstanding at December 31, 2023.

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical silver, less the Trust’s expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical silver. An investment in physical silver requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical silver being efficient only in amounts beyond the reach of many investors.

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

Mining and Producer Sector

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers. According to The Silver Institute’s World Silver Survey 2023, the top 20 producing countries are set forth in the table below. As the World Silver Survey 2023 was published in April 2023, information for 2023 is not available as of the date of this report.

In million ounces	2021	2022	Y/Y
Mexico	196.0	199.2	2%
China	112.9	111.8	-1%
Peru	115.5	107.0	-7%
Poland	42.0	42.4	1%
Chile	41.2	41.9	2%
Russia	39.0	41.1	6%
Bolivia	41.5	38.7	-7%
Australia	42.8	38.5	-10%
United States	32.6	32.4	-1%
Argentina	27.9	30.9	11%
India	22.2	22.3	1%
Kazakhstan	15.0	14.8	-1%
Sweden	13.9	14.8	6%
Indonesia	10.2	11.4	11%
Canada	9.1	8.7	-5%
Morocco	8.0	8.5	6%
Uzbekistan	6.8	7.0	3%
Turkey	5.5	4.7	-14%
Dominican Republic	3.4	2.9	-16%
Panama	2.5	2.8	12%
Others	39.7	40.4	2%
Total	827.6	822.4	-1%
Source: Metals Focus

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

Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2023, the identifiable silver bullion inventories are as set forth in the table below. As the World Silver Survey 2023 was published in April 2023, information for 2023 is not available as of the date of this report.

Identifiable Silver Bullion Inventories*

Million ounces	2020	2021	2022	Y/Y
London Vaults	1,080.5	1,161.5	840.9	-28%
COMEX	396.5	355.7	299.0	-16%
Shanghai Gold Exchange (SGE)	130.0	73.9	69.0	-7%
Shanghai Futures Exchange (SHFE)	95.2	75.9	69.2	-9%
Total	1,702.3	1,666.9	1,278.1	-23%

* Year-end; Source: Metals Focus, LBMA, COMEX, SGE, SHFE

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

World Silver Supply and Demand 2014-2023

The following table sets forth a summary of the world silver supply and demand for the period from 2014 to 2023 and is based on information reported by the World Silver Survey 2023, published by The Silver Institute. As the World Silver Survey 2023 was published in April 2023, the table below includes forecasted information for 2023 as of the date of publication. As of the date of this report, final figures (i.e., non-forecasted) for 2023 are not yet available.

Silver Supply and Demand

Year on Year

Million ounces	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023F*	2022	2023F*
Supply
Mine Production	882.0	896.8	899.8	863.6	850.3	836.6	782.2	827.6	822.4	842.1	-1%	2%
Recycling	160.4	146.9	145.6	147.0	148.5	148.0	166.0	175.3	180.6	181.1	3%	0%
Net Hedging Supply	10.7	2.2	-	-	-	13.9	8.5	-	-	-	na	na
Net Official Sector Sales	1.2	1.1	1.1	1.0	1.2	1.0	1.2	1.7	1.7	1.0	13%	-1%
Total Supply	1,054.2	1,046.9	1,046.4	1,011.7	1,000.0	999.5	1,004.5	1,004.5	1,004.7	1024.9	0%	2%

Demand
Industrial	440.9	443.4	477.4	515.3	511.2	509.7	488.7	528.2	556.5	576.4	5%	4%
Electrical & Electronic	269.8	272.3	308.9	339.7	331.0	327.3	321.8	351.0	371.5	382.3	6%	3%
…of which photovoltaics	48.4	54.1	93.7	101.8	92.5	97.8	100.0	110.0	140.3	161.1	28%	15%
Brazing Alloys & Solders	53.3	51.0	49.0	50.8	51.9	52.3	47.4	50.4	49.0	49.8	-3%	2%
Other Industrials	117.8	120.1	119.5	124.8	128.3	130.1	119.4	126.8	136.0	144.4	7%	6%
Photography	41.0	38.2	34.7	32.4	31.4	30.7	26.9	27.7	27.5	26.4	-1%	-4%
Jewelry	193.5	202.5	189.1	196.2	203.1	201.4	150.5	181.5	243.1	199.5	29%	-15%
Silverware	53.5	58.3	53.5	59.4	67.1	61.3	31.2	40.7	73.5	55.7	80%	-24%
Net Physical Investment	283.0	309.3	212.9	155.8	165.5	187.0	204.8	274.0	332.9	309.0	22%	-7%
Net Hedging Demand	-	-	12.0	1.1	7.4	-	-	3.5	17.9	-	409%	na
Total Demand	1,011.9	1,051.7	979.7	960.2	985.7	990.0	901.9	1,055.6	1,242.4	1,167.0	18%

Market Balance	42.3	-4.8	66.7	51.5	14.4	9.5	56.0	-51.1	-237.7	-142.1	365%	-40%
Net Investment in ETPS	-0.3	-17.1	53.9	7.2	-21.4	83.3	331.1	64.9	-125.8	-30.0	na	-76%
Market Balance less ETPs	42.6	12.3	12.9	44.3	35.8	-73.8	-275.1	-116.1	-111.9	-112.1	-4%	0%
Silver Price (US$/oz, London price)	19.08	15.68	17.14	17.05	15.71	16.21	20.55	25.14	21.73	21.30	-14%	-2%

* Forecasted

Source: The Silver Institute - World Silver Survey 2023 (Metals Focus)

The following are some of the main characteristics of the silver market illustrated by the table.

The balance between silver supply and demand is a fundamental driver of its price. Silver has some of the same drivers of investment demand as gold, in that it can be used as a hedge against inflation or currency devaluation, or for portfolio diversification as an alternative currency. As such, silver investment demand may be influenced by interest rates. Silver, unlike gold, has a significant demand for industrial applications, such as electronics, solar panels, and medical equipment, due to its unique properties, such as high thermal and electrical conductivity.

New mine production accounts for approximately 82% of total silver supply. Recycled silver accounts for around 18% of total supply.

Industrial applications and jewelry demand accounted for over 64% of total demand in 2022. Photography has been taking a lower share of overall silver demand falling from 4% in 2014 to 2% in 2022, while photovoltaic demand has risen in recent years accounting for 11% in 2022. Net physical investment (i.e. in coins and bars) accounted for 27% of demand in 2022, up from a low of 16% in 2017.

Historical chart of the price of Silver

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2013 to December 31, 2023 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2013 to 12/31/2023. Spot Silver Price = SLVRLND Index.

Starting in early 2011, when silver prices peaked at $48.44 per ounce, silver prices began a downward trend, albeit with multiple upwards rallies (that have often lasted several months). The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the fall in silver prices from 2011 to 2019. Silver reversed course in 2020, as prices rose 46.75%, closing at $26.49 per ounce. In 2021, silver took a slight step back after its historic performance in 2020, as it returned -13% (as of December 31, 2021). Throughout 2021, silver took a backseat to riskier asset classes, such as equities, which was one of the reasons for its negative performance during the year.

2022 was a volatile year for silver. On March 7, 2022, in response to Russia’s invasion of Ukraine, the LBMA suspended five Russian silver refiners. Fewer suppliers to the LBMA may lead to a lower supply of Good Delivery silver and further volatility in the price of silver. See “Risk Factors—General Risks— War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine…may lead to extended periods of price volatility” for additional information regarding the LBMA’s suspension of the Russian silver refiners. The price of silver reached as high as $26.41 per ounce in the weeks following Russia’s invasion of Ukraine, up more than 13% from the end of 2021, as the invasion, and the threat of sanctions on Russian exports, including silver, pushed prices higher. The price of silver fell as low as $17.81 per ounce at the beginning of September 2022, as the risk of diminishing global economic growth, and aggressive interest rate hikes by the U.S. Federal Reserve caused the U.S. Dollar to strengthen, and silver prices to weaken, in concurrence with a slowing economy. The potential of a weakening U.S. Dollar, amidst low silver inventory levels and a reopening Chinese economy, sparked a rally in the fourth quarter of 2022 that saw the price of silver climb 25.9% over the quarter to close the year at $23.95 per ounce as of December 31, 2022. Despite the volatile year, in 2022 the price of silver rose 2.8% above its 2021 closing price.

The strong demand and reduced supply trends that were prevalent towards the end of 2022 were expected to continue in 2023; however, economic and geopolitical factors continued to drive volatility in the price of silver over the course of the year. While the spot price remained relatively flat to start the year, a disappointing Chinese economic recovery drove the price as low as $20.09 on March 10, 2023, before a U.S. banking crisis increased the likelihood of U.S. policy rate cuts and drove the spot price as high as $25.84 per ounce on May 5, 2023, as investors turned to silver in anticipation of lower interest rates. However, the subsequent interest rate hike in May contributed to the price of silver falling as low as $22.34 per ounce on June 23, 2023. The price of silver continued to fluctuate throughout the third quarter of 2023 as a weaker dollar pushed the spot price back above $25 per ounce on July 19, 2023; however, the U.S. Federal Reserve’s final interest rate hike of the year on July 26 increased the probability of a policy rate mistake, given mixed economic news, leading the price to close as low as $22.55 per ounce on September 28, 2023. The spot price of silver continued to fall at the start of Q4 2023, reaching as low as $21.06 per ounce on October 3, 2023, before the U.S. Treasury shifted issuance to short duration bonds, lowering 10-year yields. As Treasury market yields moved lower, removing the risk of excessive policy-rate tightening, the price climbed to $23.22 per ounce on October 20, 2023. The spot price of silver remained relatively steady over the next few weeks before speculation of potential interest rate cuts in the U.S. and Chinese economic stimulus drove the spot price of silver as high as $25.17 per ounce on December 4, 2023. The price of silver ultimately ended the year at $23.79 per ounce on December 29, 2023, down -0.65% for the year, as market participants were disappointed by the lack of economic stimulus in China.

Operation of the Silver Bullion Market

The global trade in silver consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the LBMA are: BNP Paribas SA, Citibank N.A, HSBC, Goldman Sachs International, ICBC Standard Bank Plc, JPMorgan Chase Bank, Merrill Lynch International, Morgan Stanley & Co. International Plc, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. As of the date of this report, there are a further 80 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

The unit of trade in London is the troy ounce, whose conversion between grams is: 1,000 grams is equivalent to 32.1507465 troy ounces and 1 troy ounce is equivalent to 31.1034768 grams. A Silver Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. A Silver Good Delivery Bar must contain between 750 troy ounces and 1,100 troy ounces of silver with a minimum fineness (or purity) of 999.0 parts per 1,000. A Silver Good Delivery Bar must also bear the stamp of one of the refiners who are on the LBMA-approved list. Unless otherwise specified, the silver spot price always refers to that of a Silver Good Delivery Bar. Business is generally conducted over the phone and through electronic dealing systems.

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

As of the date of this report, there are thirteen direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coins ‘N Things Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd. and The Toronto Dominion Bank.

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

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry, the regulatory authority that oversees the operations of the TOCOM.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of the price of physical silver, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London silver markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global silver market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Silver and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (“Evaluation Time”), the Trustee evaluates the silver held by the Trust and determines both the adjusted net asset value (“ANAV”) and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s “LBMA Silver Price” (the daily price of an ounce of silver determined by an electronic, over-the-counter auction that starts at 12:00 noon London, England time in which LBMA-accredited bullion banks or market makers participate), or, if no LBMA Silver Price is made on such day, or has not been announced by the Evaluation Time, the next most recent LBMA Silver Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Silver Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Silver Bullion Market–The London Silver Bullion Market” for a description of the LBMA Silver Price.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.45% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Currently, this is being done on an annual basis. The Sponsor has voluntarily waived a portion of the Sponsor’s Fee to reduce the Sponsor’s Fee to 0.30% of the ANAV of the Trust through February 28, 2027. This fee waiver has been in existence since the Trust was formed. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.45% fee prior to February 28, 2027. Should the Sponsor choose to revert to the 0.45% fee (or an amount higher than 0.30% but no greater than 0.45% annualized), prior to February 28, 2027, it will provide Shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. See “Description of the Trust Agreement - Amendments.” In the future, the Sponsor may continue its fee waiver, waive a larger or smaller portion of its fee or discontinue its fee waiver. If, at any point in the future, the Sponsor does not continue its partial fee waiver, the full Sponsor’s Fee will accrue and be paid to the Sponsor for subsequent periods. The Sponsor is under no obligation to continue to waive all or part of the Sponsor’s Fee on an ongoing basis.

Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case-by-case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor. Any Sponsor’s Fee rebate shall be paid by the Sponsor and not from the assets of the Trust.

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

The Sponsor’s Fee, net of waiver, for the year ended December 31, 2023 was $3,247,514 (December 31, 2022 was $3,061,148; December 31, 2021 was $2,968,351).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of silver by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences - Taxation of US Shareholders.”

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of physical silver represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (2) participants in DTC. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of silver and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $500 to the Trustee for each order they place to create or redeem one or more Baskets. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust for serving as an Authorized Participant, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants are only able to redeem their Shares through an Authorized Participant.

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the silver deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring silver bars from its inventory to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of silver to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the silver deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated silver to the extent of that silver deposit amount until the Custodian completes the allocation process or a Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors-silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account will not be segregated from the Custodian’s assets....”

Because silver is only allocated in multiples of whole bars, the amount of silver allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of silver credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of silver held in the Trust Unallocated Account; no more than 1,100 troy ounces of silver (maximum weight to make one Silver Good Delivery Bar) is expected to be held in the Trust Unallocated Account at the close of each business day.

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

See “Risk Factors–Silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account is not segregated from the Custodian’s assets....”

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC a Delaware limited liability company formed on June 17, 2009.

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

The Custodian’s Role

The Custodian is responsible for the safekeeping of the Trust’s silver deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting sub-custodians, if any. The Custodian facilitates the transfer of silver in and out of the Trust through the unallocated silver accounts it will maintain for each Authorized Participant and the unallocated and allocated silver accounts it maintains for the Trust. The Custodian holds the Trust’s allocated silver at a sub-custodian. The Custodian is responsible for allocating specific bars of silver bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the silver transfers in and out of the Trust’s unallocated and allocated silver accounts and identifying the silver bars held in the Trust’s allocated silver account.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

Although Shares are listed for trading on the NYSE Arca, it cannot be assumed that an active trading market for the Shares will be develop or maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, such lack of an active market will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

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

Neither the Trustee nor the Custodian independently confirms the fineness of the physical silver allocated to the Trust in connection with the creation of a Basket. The silver bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for silver bars delivered in settlement of a silver trade (London Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such silver, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and the Sponsor which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

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

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store silver, restrictions on travel that delay or prevent the transportation of silver, and an increase in demand for silver may disrupt supply chains for silver, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver silver as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A significant resurgence of the COVID-19 pandemic or other future public health emergencies could result in an increase the Trust’s costs and affect liquidity in the market for silver, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for silver, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Silver Price, which the Trustee uses to value the silver held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through its service providers, has processes in place to assess, identify and manage material risks from cybersecurity threats. The Trust’s business is dependent on the communications and information systems of the Trustee, the Sponsor, the Custodian and other third-party service providers. The Trustee is responsible for day-to-day administration of the Trust and has implemented a cybersecurity program that applies to the Trustee and its business, including the administration of the Trust.

Cybersecurity Program Overview

The Trustee has instituted a cybersecurity program designed to identify, assess and mitigate cyber risks applicable to the administration by the Trustee of the Trust. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which the Trust relies. The Trustee actively monitors the current threat landscape to seek to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Trust.

The Trust relies on the Trustee, the Sponsor and the Custodian to engage external experts, including cybersecurity assessors, risk management and information technology professionals, attorneys, consultants and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Trust.

Board Oversight of Cybersecurity Risks

The Trust has no board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for oversight of cybersecurity risks applicable to the Trust.

Management’s Role in Cybersecurity Risk Management

The Trust has no officers or employees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for management of cybersecurity risks applicable to the Trust.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats to the Trust are assessed by the Trustee, the Sponsor, the Custodian and third-party service providers on an ongoing basis, and how such risks could materially affect the Trust’s objective, operational results and financial condition are regularly evaluated. During the reporting period, the Trustee has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trustee believes have materially affected, or are reasonably likely to materially affect, the Trust, including its objective, operational results and financial condition.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2023 and 2022:

Fiscal Year Ended December 31, 2023: Quarter Ended

	High	Low
March 31, 2023	$23.32	$19.22
June 30, 2023	$25.00	$21.44
September 30, 2023	$24.14	$21.26
December 31, 2023	$24.38	$20.12

Fiscal Year Ended December 31, 2022: Quarter Ended

	High	Low
March 31, 2022	$25.48	$21.38
June 30, 2022	$24.88	$19.47
September 30, 2022	$20.02	$17.09
December 31, 2022	$23.23	$17.56

The number of outstanding Shares of the Trust as of February 26, 2024 was 47,050,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2023	$23.73	$21.49
September 2023	$23.16	$21.26
October 2023	$22.36	$20.12
November 2023	$24.18	$21.27
December 2023	$24.38	$21.80
January 2024	$22.64	$21.13

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2023 and 2022:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2023	650,000	0.960
February 2023	1,600,000	0.960
March 2023	400,000	0.960
April 2023	250,000	0.960
May 2023	300,000	0.959
June 2023	550,000	0.959
July 2023	—	—
August 2023	1,900,000	0.959
September 2023	250,000	0.958
October 2023	200,000	0.958
November 2023	200,000	0.958
December 2023	700,000	0.958
Total	7,000,000	0.959

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2022	—	—
February 2022	—	—
March 2022	—	—
April 2022	—	—
May 2022	3,650,000	0.962
June 2022	2,050,000	0.962
July 2022	1,400,000	0.962
August 2022	800,000	0.962
September 2022	150,000	0.961
October 2022	600,000	0.961
November 2022	1,850,000	0.961
December 2022	750,000	0.961
Total	11,250,000	0.962

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

Introduction.

The abrdn Silver ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and, the sponsor of the Trust, Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of silver bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “SIVR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding silver price (per 1 oz. of silver) since inception:

NAV per Share vs. Silver Price from July 20, 2009 (the Date of Inception) to December 31, 2023

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
7/20/2009
7/20/2010
7/20/2011
7/20/2012
7/20/2013
7/20/2014
7/20/2015
7/20/2016
7/20/2017
7/20/2018
7/20/2019
7/20/2020
7/20/2021
7/20/2022
7/20/2023
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

	December 31, 2023	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$)
Investment in silver - cost	$966,910	$998,547	$895,562
Unrealized gain on investment in silver	93,764	114,801	99,843
Investment in silver- fair value	$1,060,674	$1,113,348	$995,405

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2023 and 2022, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$)
Total gain/(loss) on silver	$(10,135)	$9,340	$(140,299)
Net change assets from operations	$(13,382)	$6,279	$(143,267)
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned by the Trust plus any silver receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2023

The Trust’s NAV decreased from $1,118,817,327 at December 31, 2022 to $1,060,402,598 at December 31, 2023, a 5.22% decrease for the year. The change in the Trust’s NAV resulted from a decrease in outstanding Shares, which fell from 48,650,000 Shares at December 31, 2022 to 46,550,000 Shares at December 31, 2023, a result of 4,900,000 Shares (98 Baskets) being created and 7,000,000 Shares (140 Baskets) being redeemed during the year and a decrease in the price per ounce of silver, which fell 0.67% from $23.95 at December 31, 2022 to $23.79 at December 31, 2023.

NAV per Share decreased 0.96% from $23.00 at December 31, 2022 to $22.78 at December 31, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $3,247,514 for the year, or 0.30% of the Trust’s ANAV.

The NAV per Share of $24.97 at April 16, 2023 was the highest during the year, compared with a low of $19.28 at March 10, 2023.

The decrease in net assets from operations for the year ended December 31, 2023 was $13,383,307, resulting from a realized gain of $251,586 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares $10,650,576, offset by a change in unrealized loss on investment in silver of $21,037,955 and the Sponsor’s Fee, net of waiver, of $3,247,514. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2023.

The year ended December 31, 2022

The Trust’s NAV increased from $995,151,629 at December 31, 2021 to $1,118,817,327 at December 31, 2022, a 12.43% increase for the year. The change in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 44,750,000 Shares at December 31, 2021 to 48,650,000 Shares at December 31, 2022, a result of 15,150,000 Shares (152 Baskets) being created and 11,250,000 Shares (113 Baskets) being redeemed during the year, and an increase in the price per ounce of silver, which rose 3.73% from $23.09 at December 31, 2021 to $23.95 at December 31, 2022.

NAV per Share increased 13.09% from $22.24 at December 31, 2021 to $23.00 at December 31, 2022. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $3,061,148 for the year, or 0.30% of the Trust’s ANAV.

The NAV per Share of $25.20 at March 9, 2022 was the highest during the year, compared with a low of $17.08 at September 1, 2022.

The increase in net assets from operations for the year ended December 31, 2022 was $6,279,132, resulting from a realized gain of $50,262 on the transfer of silver to pay expenses, a change in unrealized gain on investment in silver of $14,959,321 offset by a realized loss of $5,669,303 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $3,061,148. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

The year ended December 31, 2021

The Trust’s NAV increased from $863,664,235 at December 31, 2020 to $995,151,629 at December 31, 2021, a 15.22% increase for the year. The change in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 33,750,000 Shares at December 31, 2020 to 44,750,000 Shares at December 31, 2021, a result of 12,950,000 Shares (259 Baskets) being created and 1,950,000 Shares (39 Baskets) being redeemed during the year and a decrease in the price per ounce of silver, which fell 12.84% from $26.49 at December 31, 2020 to $23.09 at December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2023

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,192	$1,233	$1,253	$1,193	$4,871
Less: Waiver of Sponsor’s Fee (Note 2.7)	(397)	(411)	(418)	(398)	(1,624)
Total expenses	795	822	835	$795	$3,247

Net investment loss	(795)	(822)	(835)	(795)	(3,247)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	61	73	69	49	252
Realized gain on silver distributed for the redemption of Shares	2,811	2,404	2,741	2,695	10,651
Change in unrealized gain and loss on investment in silver	(5,448)	(71,724)	25,735	30,399	(21,038)
Total gain / (loss) on investment in sliver	(2,576)	(69,247)	28,545	33,143	(10,135)

Change in net assets from operations	$(3,371)	$(70,069)	$27,710	$32,348	$(13,382)

Net increase / (decrease) in net assets per Share	$(0.07)	$(1.42)	$0.57	$0.69	$(0.28)

Weighted average number of Shares	48,033,889	49,348,352	48,246,196	46,977,174	48,148,767

Year Ended December 31, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,168	$1,265	$1,049	$1,110	$4,592
Less: Waiver of Sponsor’s Fee (Note 2.7)	(390)	(421)	(350)	(370)	(1,531)
Total expenses	778	844	699	740	3,061

Net investment loss	(778)	(844)	(699)	(740)	(3,061)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / loss on silver transferred to pay expenses	77	92	(50)	(69)	50
Realized gain / loss on silver distributed for the redemption of Shares	—	779	(4,936)	(1,512)	(5,669)
Change in unrealized gain / (loss) on investment in silver	73,050	(225,906)	(61,597)	229,412	14,959
Total gain / (loss) on investment in silver	73,127	(225,035)	(66,583)	227,831	9,340

Change in net assets from operations	$72,349	$(225,879)	$(67,282)	$227,091	$6,279

Net (decrease) / increase in net assets per Share	$1.58	$(4.35)	$(1.38)	$4.71	$0.13

Weighted average number of Shares	45,887,222	51,967,582	48,841,304	48,192,391	48,728,767

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2023. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders

abrdn Silver ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Silver ETF Trust’s (known as Aberdeen Standard Silver ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York

February 28, 2024

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under a Rule 10b5-1 or non-Rule 10b51 trading arrangements for the year ended December 31, 2023.

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

Brian Kordeck – Chief Financial Officer and Treasurer

Brian Kordeck joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia resigned as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Ms. Melia served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Mr. Kordeck serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Audit fees – KPMG	$85,000	$77,250
Audit related fees - KPMG	11,500	—
	$96,500	$77,250

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.1(b)	Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1(b) filed with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-276822 on February 1, 2024

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.1(b)	First Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on March 29, 2019

10.2(b)	First Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement, incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation is filed herewith

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN SILVER ETF TRUST
Financial Statements as of December 31, 2023
Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders

abrdn Silver ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Silver ETF Trust (known as Aberdeen Standard Silver ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the silver holdings

As presented on the December 31, 2023 schedule of investments and in Note 2.2, the fair value of the Trust's investment in silver is $1,060,674 thousand, representing 100.03% of the Trust's net assets, and 44,584,861.0 ounces of silver holdings. The investment in silver was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the silver holdings as a critical audit matter. Given the nature and volume of the silver holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of silver held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust's records of silver held to the custodian's records, (2) the approval of silver deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust's silver holdings performed at the custodian's locations by a third party engaged by the Trust's sponsor. We obtained a schedule directly from the custodian of the Trust's silver holdings held by the custodian as of December 31, 2023. We compared the total ounces on such schedule to the Trust's record of silver holdings. We also attended and observed a part of the physical counts of the Trust's silver holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust's and custodian's records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York

February 28, 2024

abrdn Silver ETF Trust

Statements of Assets and Liabilities

At December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2023: $966,910; December 31, 2022: $998,547)	$1,060,674	$1,113,348
Silver receivable	—	5,749
Total assets	1,060,674	1,119,097

LIABILITIES
Fees payable to Sponsor	271	280
Total liabilities	271	280

NET ASSETS(1)	$1,060,403	$1,118,817

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2023 were 46,550,000 and at December 31, 2022 were 48,650,000. Net asset values per Share at December 31, 2023 and December 31, 2022 were $22.78 and $23.00, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At December 31, 2023 and 2022

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	44,584,861.0	$966,910	$1,060,674	100.03%
Total investment in silver	44,584,861.0	$966,910	$1,060,674	100.03%
Less liabilities			(271)	(0.03)%
Net Assets			$1,060,403	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	46,496,067.9	$998,547	$1,113,348	99.51%
Total investment in silver	46,496,067.9	$998,547	$1,113,348	99.51%
Other assets less liabilities			5,469	0.49%
Net Assets			$1,118,817	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations

For the years ended December 31, 2023, 2022, and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$4,871	$4,592	$4,452
Less: Waiver	(1,624)	(1,531)	(1,484)
Total expenses	3,247	3,061	2,968
Net investment loss	(3,247)	(3,061)	(2,968)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	252	50	593
Realized gain / (loss) on silver distributed for the redemption of Shares	10,651	(5,669)	14,272
Change in unrealized gain / (loss) on investment in silver	(21,038)	14,959	(155,164)
Total gain / (loss) on investment in silver	(10,135)	9,340	(140,299)

Change in net assets from operations	$(13,382)	$6,279	$(143,267)

Net increase / (decrease) in net assets per Share	$(0.28)	$0.13	$(3.50)

Weighted average number of Shares	48,148,767	48,728,767	40,903,425

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	48,650,000	$1,118,817
Net investment loss		(3,247)
Realized gain on investment in silver		10,903
Change in unrealized (loss) on investment in silver		(21,038)
Creations	4,900,000	110,705
Redemptions	(7,000,000)	(155,737)
Closing balance at December 31, 2023	46,550,000	$1,060,403

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	44,750,000	$995,152
Net investment loss		(3,061)
Realized (loss) on investment in silver		(5,619)
Change in unrealized gain on investment in silver		14,959
Creations	15,150,000	344,224
Redemptions	(11,250,000)	(226,838)
Closing balance at December 31, 2022	48,650,000	$1,118,817

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	33,750,000	$863,664
Net investment loss		(2,968)
Realized gain on investment in silver		14,865
Change in unrealized (loss) on investment in silver		(155,164)
Creations	12,950,000	326,048
Redemptions	(1,950,000)	(51,293)
Closing balance at December 31, 2021	44,750,000	$995,152

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$23.00	$22.24	$25.59
Income from investment operations:
Net investment loss	(0.07)	(0.06)	(0.07)
Total realized and unrealized gains or losses on investment in silver	(0.15)	0.82	(3.28)
Change in net assets from operations	(0.22)	0.76	(3.35)

Net asset value per Share at end of period	$22.78	$23.00	$22.24

Weighted average number of Shares	48,148,767	48,728,767	40,903,425

Expense ratio(1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value	(0.96)%	3.42%	(13.09)%

(1)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical silver, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities.

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

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust’s silver may also be held by another firm selected by the Custodian to hold the Trust’s silver in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2023, none of the Trust’s silver was held by a sub-custodian.

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

abrdn Silver ETF Trust

Notes to the Financial Statements

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2023	December 31, 2022

Level 1
Investment in silver	$1,060,674	$1,113,348

There were no transfers between levels during the years ended December 31, 2023 and 2022.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At December 31, 2023, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had $5,749,366 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares.

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

abrdn Silver ETF Trust

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2023 or December 31, 2022.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the years ended December 31, 2023 and 2022 are set out below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	46,496,067.9	43,119,101.1
Creations	4,942,045.2	14,335,520.8
Redemptions	(6,714,197.2)	(10,818,520.9)
Transfers of silver to pay expenses	(139,054.9)	(140,033.1)
Closing balance	44,584,861.0	46,496,067.9

Investment in silver
Opening balance	$1,113,348	$995,405
Creations	116,454	338,475
Redemptions	(155,737)	(226,838)
Realized gain / (loss) on silver distributed for the redemption of Shares	10,651	(5,669)
Transfers of silver to pay expenses	(3,256)	(3,034)
Realized gain on silver transferred to pay expenses	252	50
Change in unrealized (loss) / gain on investment in silver	(21,038)	14,959
Closing balance	$1,060,674	$1,113,348

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

For the year ended December 31, 2023, 2022 and 2021, the Sponsor’s Fee, net of fees waived by the Sponsor, was $3,247,514, $3,061,148 and $2,968,351, respectively.

At December 31, 2023 and at December 31, 2022, the fees payable to the Sponsor were $271,244 and $280,384, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the years ended December 31, 2023, 2022 and 2021 was $1,623,757, $1,530,574 and $1,484,000, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2023 and 2022.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2024	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2024	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.