Form 10-Q
period 2024-03-31
abrdn Silver ETF Trust
filed 2024-05-09
CIK 1450922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from___________________to________________________

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

As of May 7, 2024 abrdn Silver ETF Trust had 47,200,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2024: $969,241; December 31, 2023: $966,910)	$1,095,643	$1,060,674
Total assets	1,095,643	1,060,674

LIABILITIES
Fees payable to Sponsor	279	271
Total liabilities	279	271

NET ASSETS(1)	$1,095,364	$1,060,403

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2024 were 46,650,000 and at December 31, 2023 were 46,550,000. Net asset values per Share at March 31, 2024 and December 31, 2023 were $23.48 and $22.78, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	44,647,220.4	$969,241	$1,095,643	100.03%
Total investment in silver	44,647,220.4	$969,241	$1,095,643	100.03%
Less liabilities			(279)	(0.03)%
Net Assets			$1,095,364	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	44,584,861.0	$966,910	$1,060,674	100.03%
Total investment in silver	44,584,861.0	$966,910	$1,060,674	100.03%
Less liabilities			(271)	(0.03)%
Net Assets			$1,060,403	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,176	$1,192
Less: Waiver	(392)	(397)
Total expenses	784	795

Net investment loss	(784)	(795)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	49	61
Realized gain on silver distributed for the redemption of Shares	561	2,811
Change in unrealized gain / (loss) on investment in silver	32,638	(5,448)
Total gain / (loss) on investment in silver	33,248	(2,576)

Change in net assets from operations	$32,464	$(3,371)

Net increase / (decrease) in net assets per Share	$0.69	$(0.07)

Weighted average number of Shares	46,817,033	48,033,889

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	46,550,000	$1,060,403
Net investment loss		(784)
Realized gain on investment in silver		610
Change in unrealized gain on investment in silver		32,638
Creations	700,000	15,523
Redemptions	(600,000)	(13,026)
Closing balance at March 31, 2024	46,650,000	$1,095,364

	Three Months Ended March 31, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	48,650,000	$1,118,817
Net investment loss		(795)
Realized gain on investment in silver		2,872
Change in unrealized (loss) on investment in silver		(5,448)
Creations	2,450,000	52,699
Redemptions	(2,650,000)	(57,542)
Closing balance at March 31, 2023	48,450,000	$1,110,603

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$22.78	$23.00
Income from investment operations:
Net investment loss	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in silver	0.72	(0.06)
Change in net assets from operations	0.70	(0.08)

Net asset value per Share at end of period	$23.48	$22.92

Weighted average number of Shares	46,817,033	48,033,889

Expense ratio(1)(2)	0.30%	0.30%

Net investment loss ratio(1)	(0.30)%	(0.30)%

Total return, net asset value(3)	3.07%	(0.35)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust's management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

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

The Trust’s silver is held by JPMorgan Chase Bank, N.A. (the “Custodian”). The Trust's silver may also be held by another firm selected by the Custodian to hold the Trust's silver in the Trust's allocated account in the firm's vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2024, none of the Trust's silver was held by a sub-custodian.

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

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

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

The Trust’s investment in silver is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2024	December 31, 2023
Level 1
Investment in silver	$1,095,643	$1,060,674

There were no transfers between levels during the three months ended March 31, 2024 or the year ended December 31, 2023.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At March 31, 2024, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

Notes to the Financial Statements (Unaudited)

The amount of silver represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of silver to be delivered or distributed by the Trust. In order to ensure that the correct amount of silver is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor Fee fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of silver.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2024 or December 31, 2023.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three months ended March 31, 2024 and 2023 are set out below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	44,584,861.0	46,496,067.9
Creations	670,176.2	2,592,090.1
Redemptions	(574,303.6)	(2,544,361.5)
Transfers of silver to pay expenses	(33,513.2)	(34,142.9)
Closing balance	44,647,220.4	46,509,653.6

Investment in silver
Opening balance	$1,060,674	$1,113,348
Creations	15,523	58,448
Redemptions	(13,026)	(57,542)
Realized gain on silver distributed for the redemption of Shares	561	2,811
Transfers of silver to pay expenses	(776)	(795)
Realized gain on silver transferred to pay expenses	49	61
Change in unrealized gain / (loss) on investment in silver	32,638	(5,448)
Closing balance	$1,095,643	$1,110,883

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

For the three months ended March 31, 2024 and 2023, the Sponsor’s Fee, net of fees waived by the Sponsor, was $784,373 and $794,578, respectively.

The Sponsor's Fee waived for the three months ended March 31, 2024 and 2023 was $392,187 and $397,289, respectively.

At March 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $278,861 and $271,244, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2024 and 2023.

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

At the Evaluation Time, the Trustee values the Trust’s silver on the basis of that day’s “LBMA Silver Price” (the daily price of an ounce of silver determined by an electronic, over-the-counter auction that starts at 12:00 noon London, England time in which LBMA-accredited bullion banks or market makers participate), or, if no LBMA Silver Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA Silver Price determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Silver Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s silver is not an appropriate basis for evaluation of the Trust’s silver, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Silver Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s silver or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Quarter Ended March 31, 2024

The Trust’s NAV increased from $1,060,402,598 at December 31, 2023 to $1,095,363,927 at March 31, 2024, a 3.30% increase for the quarter. The change in the Trust's NAV resulted from an increase in the price per ounce of silver, which rose 3.15% from $23.79 at December 31, 2023 to $24.54 at March 31, 2024 and an increase in outstanding Shares, which rose from 46,550,000 Shares at December 31, 2023 to 46,650,000 Shares at March 31, 2024 as a result of 700,000 Shares (14 Baskets) being created and 600,000 Shares (12 Baskets) being redeemed during the quarter.

The NAV per Share increased 3.07% from $22.78 at December 31, 2023 to $23.48 at March 31, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $784,373 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $24.33 at March 21, 2024 was the highest during the quarter, compared with a low of $21.14 at February 14, 2024.

The increase in net assets from operations for the quarter ended March 31, 2024 was $32,464,284, resulting from a change in unrealized gain on investment in silver of $32,638,269, a realized gain of $49,472 on the transfer of silver to pay expenses and a realized gain on silver distributed for the redemption of Shares of $560,916, offset by the Sponsor's Fee, net of waiver, of $784,373. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2024.

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

The decrease in net assets from operations for the quarter ended March 31, 2023 was $3,371,707, resulting from a change in unrealized loss on investment in silver of $5,448,194 and the Sponsor’s Fee, net of waiver, of $794,578, a realized gain of $60,463 on the transfer of silver to pay expenses and a realized gain on silver distributed for the redemption of Shares of $2,810,602.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2024:

14 Baskets were created.

12 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
January 2024	4	200,000	0.960
February 2024	—	—	—
March 2024	3	400,000	0.960
	12	600,000	0.960

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 9, 2024	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.