Form 10-Q
period 2024-06-30
abrdn Silver ETF Trust
filed 2024-08-09
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of August 7, 2024 abrdn Silver ETF Trust had 48,500,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2024: $995,463; December 31, 2023: $966,910)	$1,336,981	$1,060,674
Total assets	1,336,981	1,060,674

LIABILITIES
Fees payable to Sponsor	328	271
Total liabilities	328	271

NET ASSETS(1)	$1,336,653	$1,060,403

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2024 were 47,600,000 and at December 31, 2023 were 46,550,000. Net asset values per Share at June 30, 2024 and December 31, 2023 were $28.08 and $22.78, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments
At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	45,521,998.2	$995,463	$1,336,981	100.02%
Total investment in silver	45,521,998.2	$995,463	$1,336,981	100.02%
Less liabilities			(328)	(0.02)%
Net Assets			$1,336,653	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	44,584,861.0	$966,910	$1,060,674	100.03%
Total investment in silver	44,584,861.0	$966,910	$1,060,674	100.03%
Less liabilities			(271)	(0.03)%
Net Assets			$1,060,403	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,446	$1,233	$2,623	$2,425
Less: Waiver	(482)	(411)	(874)	(808)
Total expenses	964	822	1,749	1,617

Net investment loss	(964)	(822)	(1,749)	(1,617)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	180	73	230	134
Realized gain on silver distributed for the redemption of Shares	1,314	2,404	1,875	5,214
Change in unrealized gain / (loss) on investment in silver	215,116	(71,724)	247,755	(77,172)
Total gain/(loss) on investment in silver	216,610	(69,247)	249,860	(71,824)

Change in net assets from operations	$215,646	$(70,069)	$248,111	$(73,441)

Net increase / (decrease) in net assets per Share	$4.58	$(1.42)	$5.28	$(1.51)

Weighted average number of Shares	47,076,374	49,348,352	46,946,703	48,694,751

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	46,650,000	$1,095,364	48,450,000	$1,110,603
Net investment loss		(964)		(822)
Realized gain on investment in silver		1,494		2,477
Change in unrealized gain/(loss) on investment in silver		215,116		(71,724)
Creations	1,150,000	31,122	2,050,000	49,204
Redemptions	(200,000)	(5,479)	(1,100,000)	(25,241)
Closing balance	47,600,000	$1,336,653	49,400,000	$1,064,497

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	46,550,000	$1,060,403	48,650,000	$1,118,817
Net investment loss		(1,749)		(1,617)
Realized gain on investment in silver		2,105		5,348
Change in unrealized gain/(loss) on investment in silver		247,755		(77,172)
Creations	1,850,000	46,645	4,500,000	101,904
Redemptions	(800,000)	(18,506)	(3,750,000)	(82,783)
Closing balance	47,600,000	$1,336,653	49,400,000	$1,064,497

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$23.48	$22.92	$22.78	$23.00
Income from investment operations:
Net investment loss	(0.02)	(0.02)	(0.04)	(0.03)
Total realized and unrealized gains or losses on investment in silver	4.62	(1.35)	5.34	(1.42)
Change in net assets from operations	4.60	(1.37)	5.30	(1.45)

Net asset value per Share at end of period	$28.08	$21.55	$28.08	$21.55

Weighted average number of Shares	47,076,374	49,348,352	46,946,703	48,694,751

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	19.59%	(5.98)%	23.27%	(6.30)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical silver, less the Trust’s expenses.  The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the silver market through an investment in securities. The fiscal year end of the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust's management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc ("ICBC"), providing for the custody of the Trust's silver. Prior to May 23, 2024, JPMorgan Chase Bank N.A. ("JPMorgan") served as custodian of the Trust's silver, and will continue to provide custody services until all of the Trust's silver is transferred to ICBC. At June 30, 2024, approximately 83.52% of the Trust's silver remained at JPMorgan, while 16.48% had been transferred to ICBC. At June 30, 2024, none of the Trust's silver was held by a sub-custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2024	December 31, 2023
Level 1
Investment in silver	$1,336,981	$1,060,674

There were no transfers between levels during the six months ended June 30, 2024 or the year ended December 31, 2023.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At June 30, 2024, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the standard settlement period for Shares is one business day. Prior to May 28, 2024, the settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When silver is exchanged in settlement of a redemption, it is considered a sale of silver for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2024 or December 31, 2023.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and six months ended June 30, 2024 and 2023 are set out below:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	44,647,220.4	46,509,653.6
Creations	1,099,903.6	1,966,847.9
Redemptions	(191,302.0)	(1,055,168.6)
Transfers of silver to pay expenses	(33,823.8)	(35,432.0)
Closing balance	45,521,998.2	47,385,900.9

Investment in silver
Opening balance	$1,095,643	$1,110,883
Creations	31,122	49,204
Redemptions	(5,479)	(25,241)
Realized gain on silver distributed for the redemption of Shares	1,314	2,404
Transfers of silver to pay expenses	(915)	(838)
Realized gain on silver transferred to pay expenses	180	73
Change in unrealized gain / (loss) on investment in silver	215,116	(71,724)
Closing balance	$1,336,981	$1,064,761

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	44,584,861.0	46,496,067.9
Creations	1,770,079.8	4,558,938.0
Redemptions	(765,605.6)	(3,599,530.1)
Transfers of silver to pay expenses	(67,337.0)	(69,574.9)
Closing balance	45,521,998.2	47,385,900.9

Investment in silver
Opening balance	$1,060,674	$1,113,348
Creations	46,645	107,653
Redemptions	(18,506)	(82,783)
Realized gain on silver distributed for the redemption of Shares	1,875	5,214
Transfers of silver to pay expenses	(1,692)	(1,633)
Realized gain on silver transferred to pay expenses	230	134
Change in unrealized gain / (loss) on investment in silver	247,755	(77,172)
Closing balance	$1,336,981	$1,064,761

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

For the three months ended June 30, 2024 and 2023, the Sponsor’s Fee, net of fees waived by the Sponsor, was $964,425 and $822,253, respectively. For the six months ended June 30, 2024 and 2023, the Sponsor's Fee was $1,748,795 and $1,616,831, respectively.

At June 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $328,021 and $271,244, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended June 30, 2024 and 2023 was $482,213 and $411,127, respectively. The Sponsor’s Fee waived for the six months ended June 30, 2024, and 2023 was $874,399 and $808,416, respectively.

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2024 and 2023.

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the LBMA Silver Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next LBMA Silver Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the silver sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

The Quarter Ended June 30, 2024

The Trust’s NAV increased from $1,095,363,926 at March 31, 2024 to $1,336,653,067 at June 30, 2024, a 22.03% increase for the quarter. The change in the Trust's NAV resulted from an increase in the price per ounce of silver, which rose 19.68% from $24.54 at March 31, 2024 to $29.37 at June 30, 2024 and an increase in outstanding Shares, which rose from 46,650,000 Shares at March 31, 2024 to 47,600,000 Shares at June 30, 2024 as a result of 1,150,000 Shares (23 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter.

The NAV per Share increased 19.59% from $23.48 at March 31, 2024 to $28.08 at June 30, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $964,425 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $30.61 at May 29, 2024 was the highest during the quarter, compared with a low of $23.48 at April 1, 2024.

The increase in net assets from operations for the quarter ended June 30, 2024 was $215,646,241, resulting from a realized gain of $180,060 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares of $1,314,224 and a change in unrealized gain on investment in silver of $215,116,382, offset by the Sponsor’s Fee, net of waiver, of $964,425. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2024.

The Six Months Ended June 30, 2024

The Trust’s NAV increased from $1,060,402,598 at December 31, 2023 to $1,336,653,067 at June 30, 2024, a 26.05% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of silver, which rose 23.46% from $23.79 at December 31, 2023 to $29.37 at June 30, 2024 and an increase in outstanding Shares, which rose from 46,550,000 Shares at December 31, 2023 to 47,600,000 Shares at June 30, 2024, as a result of 1,850,000 Shares (37 Baskets) being created and 800,000 Shares (16 Baskets) being redeemed during the period.

The NAV per Share increased 23.27% from $22.78 at December 31, 2023 to $28.08 at June 30, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,748,798 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

abrdn Silver ETF Trust

The NAV per Share of $30.61 at May 29, 2024 was the highest during the period, compared with a low of $21.14 at February 14, 2024.

The increase in net assets from operations for the period ended June 30, 2024 was $248,110,524, resulting from a realized gain of $229,532 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares of $1,875,140 and a change in unrealized gain on investment in silver of $247,754,650, offset by the Sponsor's Fee, net of waiver, of $1,748,798. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

abrdn Silver ETF Trust

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2024:

23 Baskets were created.

4 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
April 2024	—	—	—
May 2024	4	200,000	0.960
June 2024	—	—	—
	4	200,000	0.960

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2024.

abrdn Silver ETF Trust

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 9, 2024	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	/s/ Brian Kordeck*
Brian Kordeck**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.