Form 10-Q
period 2024-09-30
abrdn Silver ETF Trust
filed 2024-11-12
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34412

abrdn Silver ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
1900 Market Street, Suite 200 Philadelphia, PA	19103

(Address of principal executive offices)	(Zip Code)

 (844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Silver Shares ETF	SIVR	NYSE Arca

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

As of November 7, 2024 abrdn Silver ETF Trust had 50,800,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2024: $1,039,978; December 31, 2023: $966,910)	$1,453,617	$1,060,674
Total assets	1,453,617	1,060,674

LIABILITIES
Fees payable to Sponsor	356	271
Total liabilities	356	271

NET ASSETS(1)	$1,453,261	$1,060,403

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2024 were 48,950,000 and at December 31, 2023 were 46,550,000. Net asset values per Share at September 30, 2024 and December 31, 2023 were $29.69 and $22.78, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	46,777,687.0	$1,039,978	$1,453,617	100.02%
Total investment in silver	46,777,687.0	$1,039,978	$1,453,617	100.02%
Less liabilities			(356)	(0.02)%
Net Assets			$1,453,261	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	44,584,861.0	$966,910	$1,060,674	100.03%
Total investment in silver	44,584,861.0	$966,910	$1,060,674	100.03%
Less liabilities			(271)	(0.03)%
Net Assets			$1,060,403	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,561	$1,253	$4,185	$3,678
Less: Waiver	(520)	(418)	(1,395)	(1,226)
Total expenses	1,041	835	2,790	2,452

Net investment loss	(1,041)	(835)	(2,790)	(2,452)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	253	69	483	203
Realized gain on silver distributed for the redemption of Shares	8,463	2,741	10,338	7,955
Change in unrealized gain / (loss) on investment in silver	72,120	25,735	319,875	(51,437)
Total gain/(loss) on investment in silver	80,836	28,545	330,696	(43,279)

Change in net assets from operations	$79,795	$27,710	$327,906	$(45,731)

Net increase / (decrease) in net assets per Share	$1.65	$0.57	$6.92	$(0.94)

Weighted average number of Shares	48,248,370	48,246,196	47,383,759	48,543,590

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	47,600,000	$1,336,653	49,400,000	$1,064,497
Net investment loss		(1,041)		(835)
Realized gain on investment in silver		8,716		2,810
Change in unrealized gain on investment in silver		72,120		25,735
Creations	2,400,000	67,335	—	—
Redemptions	(1,050,000)	(30,522)	(2,150,000)	(47,417)
Closing balance	48,950,000	$1,453,261	47,250,000	$1,044,790

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	46,550,000	$1,060,403	48,650,000	$1,118,817
Net investment loss		(2,790)		(2,452)
Realized gain on investment in silver		10,821		8,158
Change in unrealized gain/(loss) on investment in silver		319,875		(51,437)
Creations	4,250,000	113,980	4,500,000	101,904
Redemptions	(1,850,000)	(49,028)	(5,900,000)	(130,200)
Closing balance	48,950,000	$1,453,261	47,250,000	$1,044,790

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$28.08	$21.55	$22.78	$23.00
Income from investment operations:
Net investment loss	(0.02)	(0.02)	(0.06)	(0.05)
Total realized and unrealized gains or losses on investment in silver	1.63	0.58	6.97	(0.84)
Change in net assets from operations	1.61	0.56	6.91	(0.89)

Net asset value per Share at end of period	$29.69	$22.11	$29.69	$22.11

Weighted average number of Shares	48,248,370	48,246,196	47,383,759	48,543,590

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	5.73%	2.60%	30.33%	(3.87)%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc ("ICBC"), providing for the custody of the Trust’s silver. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s silver. The Trust’s silver may also be held by a sub-custodian selected by the Custodian to hold the Trust’s silver on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2024, all of the Trust’s silver was held by one or more sub-custodians.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2024	December 31, 2023
Level 1
Investment in silver	$1,453,617	$1,060,674

There were no transfers between levels during the nine months ended September 30, 2024 or the year ended December 31, 2023.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within one business day of the trade date. At September 30, 2024, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the settlement standard period for Shares is one business day. Prior to May 28, 2024, the settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When silver is exchanged in settlement of a redemption, it is considered a sale of silver for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2024 or December 31, 2023.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and nine months ended September 30, 2024 and 2023 are set out below:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	45,521,998.2	47,385,900.9
Creations	2,293,804.0	—
Redemptions	(1,003,572.9)	(2,061,089.9)
Transfers of silver to pay expenses	(34,542.3)	(35,613.4)
Closing balance	46,777,687.0	45,289,197.6

Investment in silver
Opening balance	$1,336,981	$1,064,761
Creations	67,335	—
Redemptions	(30,522)	(47,417)
Realized gain on silver distributed for the redemption of Shares	8,463	2,741
Transfers of silver to pay expenses	(1,013)	(841)
Realized gain on silver transferred to pay expenses	253	69
Change in unrealized gain on investment in silver	72,120	25,735
Closing balance	$1,453,617	$1,045,048

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	44,584,861.0	46,496,067.9
Creations	4,063,883.8	4,558,938.0
Redemptions	(1,769,178.5)	(5,660,620.0)
Transfers of silver to pay expenses	(101,879.3)	(105,188.3)
Closing balance	46,777,687.0	45,289,197.6

Investment in silver
Opening balance	$1,060,674	$1,113,348
Creations	113,980	107,653
Redemptions	(49,028)	(130,200)
Realized gain on silver distributed for the redemption of Shares	10,338	7,955
Transfers of silver to pay expenses	(2,705)	(2,474)
Realized gain on silver transferred to pay expenses	483	203
Change in unrealized gain / (loss) on investment in silver	319,875	(51,437)
Closing balance	$1,453,617	$1,045,048

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

For the three months ended September 30, 2024 and 2023, the Sponsor’s Fee, net of fees waived by the Sponsor, was $1,040,755 and $835,103, respectively. For the nine months ended September 30, 2024 and 2023, the Sponsor’s Fee, net of fees waived by the Sponsor, was $2,789,522 and $2,451,934, respectively.

At September 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $355,552 and $271,244, respectively.

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

As a result of the waiver, the Sponsor’s Fee waived for the three months ended September 30, 2024 and 2023 was $520,378 and $417,551, respectively. The Sponsor’s Fee waived for the nine months ended September 30, 2024, and 2023 was $1,394,776 and $1,225,967, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2024 and 2023.

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

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, the following material subsequent events were identified.

Effective November 12, 2024, immediately following the filing of this report, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari will serve as Principal Financial Officer of the Registrant.

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

The Quarter Ended September 30, 2024

The Trust’s NAV increased from $1,336,653,067 at June 30, 2024 to $1,453,261,073 at September 30, 2024, an 8.72% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of silver, which rose 5.82% from $29.37 at June 30, 2024 to $31.08 at September 30, 2024 and an increase in outstanding Shares, which rose from 47,600,000 Shares at June 30, 2024 to 48,950,000 Shares at September 30, 2024 as a result of 2,400,000 Shares (48 Baskets) being created and 1,050,000 Shares (21 Baskets) being redeemed during the quarter.

The NAV per Share increased 5.73% from $28.08 at June 30, 2024 to $29.69 at September 30, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,040,755 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $31.03 at September 26, 2024 was the highest during the quarter, compared with a low of $25.74 at August 8, 2024.

The increase in net assets from operations for the quarter ended September 30, 2024 was $79,795,336, resulting from a realized gain of $253,435 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares of $8,462,558, and a change in unrealized gain on investment in silver of $72,120,098, offset by the Sponsor’s Fee, net of waiver, of $1,040,755. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2024.

The Nine Months Ended September 30, 2024

The Trust’s NAV increased from $1,060,402,598 at December 31, 2023 to $1,453,261,073 at September 30, 2024, a 37.05% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of silver, which rose 30.64% from $23.79 at December 31, 2023 to $31.08 at September 30, 2024 and an increase in outstanding Shares, which rose from 46,550,000 Shares at December 31, 2023 to 48,950,000 Shares at September 30, 2024, as a result of 4,250,000 Shares (85 Baskets) being created and 1,850,000 Shares (37 Baskets) being redeemed during the period.

The NAV per Share increased 30.33% from $22.78 at December 31, 2023 to $29.69 at September 30, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $2,789,553 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $31.03 on September 26, 2024 was the highest during the period, compared with a low of $21.14 at February 14, 2024.

The increase in net assets from operations for the period ended September 30, 2024 was $327,905,860, resulting from a realized gain of $482,967 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares of $10,337,698, and a change in unrealized gain on investment in silver of $319,874,748, offset by the Sponsor’s Fee, net of waiver, of $2,789,553. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2024:

48 Baskets were created.

21 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
July 2024	10	500,000	0.956
August 2024	3	150,000	0.956
September 2024	8	400,000	0.956
	21	1,050,000	0.956

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 12, 2024	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Brian Kordeck *
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.