Form 10-K
period 2024-12-31
abrdn Silver ETF Trust
filed 2025-02-28
CIK 1450922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ___________________ to ___________________

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

Aggregate market value of the registrant’s Shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2024 as reported by the NYSE Arca, Inc. on that date: $1,325,158,590.

As of February 26, 2025, abrdn Silver ETF Trust had 49,900,000 abrdn Physical Silver Shares ETF outstanding.

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

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”) and the custodian is ICBC Standard Bank Plc (the “Custodian” or “ICBC”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”). The number of shares that constitutes a Basket for the purpose of creations and redemptions was reduced from 100,000 Shares to 50,000 Shares effective on August 11, 2016.

The Trust’s Shares at redeemable value increased from $1,060,402,598 at December 31, 2023 to $1,421,124,141 at December 31, 2024, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 46,550,000 Shares at December 31, 2023 to 51,500,000 Shares outstanding at December 31, 2024.

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

The Sponsor of the registrant maintains an Internet website at www.abrdn.com/us/etf through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

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

Mining and Producer Sector

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers. According to The Silver Institute’s World Silver Survey 2024, the top 20 producing countries are set forth in the table below. As the World Silver Survey 2024 was published in April 2024, information for 2024 is not available as of the date of this report.

(in millions of ounces)	2022	2023	Y/Y
Mexico	213.2	202.2	-5%
China	111.8	109.3	-2%
Peru	107.0	107.1	0%
Chile	41.9	52.0	24%
Bolivia	38.8	42.6	10%
Poland	42.4	42.5	0%
Russia	41.1	39.8	-3%
Australia	37.5	34.4	-8%
United States	33.2	32.0	-3%
Argentina	30.8	26.0	-16%
India	22.3	23.8	6%
Kazakhstan	15.4	16.6	8%
Sweden	14.6	12.6	-14%
Indonesia	10.3	10.3	-1%
Morocco	8.7	8.8	1%
Uzbekistan	7.0	7.7	9%
Canada	8.7	7.1	-18%
Papua New Guinea	3.0	4.3	42%
Spain	3.5	3.7	6%
Brazil	2.4	3.3	36%
Others	42.9	44.4	3%
Total	836.7	830.5	-1%

Source: The Silver Institute - World Silver Survey 2024 (Metals Focus)

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2024, the identifiable silver bullion inventories are as set forth in the table below. As the World Silver Survey 2024 was published in April 2024, information for 2024 is not available as of the date of this report.

(in millions of ounces)	2021	2022	2023	Y/Y
London Vaults	1,161.5	840.9	856.2	2%
COMEX	355.7	299.0	277.9	-7%
Shanghai Gold Exchange (SGE)	73.9	69.0	46.5	-33%
Shanghai Futures Exchange (SHFE)	75.9	69.2	38.2	-45%
Other	2.7	7.4	4.1	-44%
Total	1,669.7	1,285.5	1,229.9	-5%

*Year-end; Source: The Silver Institute - World Silver Survey 2024 (Metals Focus, LBMA, CME, SGE, SHFE, MCX & OSE)

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

World Silver Supply and Demand 2014-2024

The following table sets forth a summary of the world silver supply and demand for the period from 2015 to 2024 and is based on information reported by the World Silver Survey 2024, published by The Silver Institute. As the World Silver Survey 2024 was published in April 2024, the table below includes forecasted information for 2024 as of date of publication. As of the date of this report, final figures (i.e., non-forecasted) for 2024 are not yet available.

											Year on Year
(in millions of ounces)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024F*	2023	2024F*
Supply
Mine Production	896.8	899.8	863.6	850.6	837.2	783.4	829.0	836.7	830.5	823.5	-1%	-1%
Recycling	147.0	145.7	147.2	148.7	148.2	164.3	173.7	176.9	178.6	178.9	1%	0%
Net Hedging Supply	2.2	—	—	—	13.9	8.5	—	—	—	—	na	na
Net Official Sector Sales	1.1	1.1	1.0	1.2	1.0	1.2	1.5	1.7	1.6	1.5	-6%	-9%
Total Supply	1,047.0	1,046.5	1,011.8	1,000.5	1,000.3	957.4	1,004.3	1,015.4	1,010.7	1,003.8	-0.5%	-1%

Demand
Industrial	457.1	489.5	526.4	524.2	523.5	509.7	561.3	588.3	654.4	710.9	11%	9%
Electrical & Electronics	272.3	308.9	339.7	331.0	327.3	322.0	351.2	371.3	445.1	485.6	20%	9%
...of which photovoltaics	59.6	81.6	99.3	87.0	74.9	82.8	88.9	118.1	193.5	232.0	64%	20%
Brazing Alloys & Solders	51.1	49.1	50.9	52.0	52.4	47.5	50.5	49.2	50.2	51.8	2%	3%
Other Industrials	133.7	131.5	135.8	141.2	143.8	140.2	159.6	167.8	159.0	173.5	-5%	9%
Photography	38.2	34.7	32.4	31.4	30.7	26.9	27.7	27.5	27.0	26.1	-2%	-3%
Jewelry	202.5	189.1	196.2	203.2	201.6	150.9	182.0	234.5	203.1	211.3	-13%	4%
Silverware	58.3	53.5	59.4	67.1	61.3	31.2	40.7	73.5	55.2	58.8	-25%	7%
Net Physical Investment	309.3	212.9	155.8	165.9	187.4	208.1	284.3	337.1	243.1	212.0	-28%	-13%
Net Hedging Demand	—	12.0	1.1	7.4	—	—	3.5	17.9	12.2	—	-32%	na
Total Demand	1,065.4	991.8	971.3	999.2	1,004.4	926.8	1,099.6	1,278.9	1,195.0	1,219.1	-7%	2%

Market Balance	18.4	54.7	40.5	1.3	(4.1)	30.6	(95.4)	(263.5)	(184.3)	(215.3)	-30%	17%
Net Investment in ETPS	(17.1)	53.9	7.2	(21.4)	83.3	331.1	64.9	(125.8)	(42.1)	50.0	-67%	na
Market Balance less ETPS	(1.3)	0.8	33.3	22.7	(87.4)	(300.5)	(160.3)	(137.7)	(142.2)	(265.3)	3%	87%
Silver Price (US$/oz, London Price)	15.68	17.14	17.05	15.71	16.21	20.55	25.14	21.73	23.35	28.91	7%	24%

*Forecasted

Source: The Silver Institute - World Silver Survey 2024 (Metals Focus)

The following are some of the main characteristics of the silver market illustrated by the table.

The balance between silver supply and demand is a fundamental driver of its price. Silver has some of the same drivers of investment demand as gold, in that it can be used as a hedge against inflation or currency devaluation, or for portfolio diversification as an alternative currency. As such, silver investment demand may be influenced by interest rates. Silver, unlike gold, has a significant demand for industrial applications, such as electronics, solar panels, and medical equipment, due to its unique properties, such a high thermal and electrical conductivity.

New mine production accounts for approximately 84% of total silver supply. Recycled silver accounts for around 18% of total supply.

Industrial applications and jewelry demand accounted for over 72% of total demand in 2023. Photography has been taking a lower share of overall silver demand falling from 4% in 2015 to 2% in 2023, while photovoltaic demand has risen in recent years accounting for 16% in 2023. Net physical investment (i.e. in coins and bars) accounted for 20% of demand in 2023, up from a low of 26% in 2021–2022.

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2014 to December 31, 2024 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2014 to 12/31/2024. Spot Silver Price = SLVRLND Index.

The following is a discussion of the movements in the price of silver illustrated by the table:

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

In 2024, the spot price of silver began the year on a downward trend as the economic stimulus out of China at the end of 2023 disappointed investors and had little immediate effect on the economy. The potential for U.S. interest rate cuts inspired some increased attention by investors over the summer months. The U.S. Federal Reserve’s interest rate cut provided an additional tailwind that would send the price as high as $32.48 per ounce on September 26, 2024. Headwinds grew as the US election resulted in an increased potential of tariffs that are large enough to slow Chinese economic growth. Overall, the year was marked by alternating optimism and pessimism on China’s economic activity and levels of stimulus. Additional volatility came from a disappointing energy transition in the U.S. despite an outperforming energy transition in China where silver’s use in solar panel manufacturing is key.

Operation of the Silver Bullion Market

The global trade in silver consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC silver market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London (the biggest venue) and New York. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the LBMA are: BNP Paribas SA, Citibank N.A, HSBC Bank Plc, Goldman Sachs International, ICBC Standard Bank, JPMorgan Chase Bank, Merrill Lynch International, Morgan Stanley & Co. International LTD, Standard Chartered Bank, Toronto-Dominion Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small bars of silver (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. As of the date of this report, there are a further 80 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out. In the OTC market for silver, the standard size of trades between market makers is 100,000 ounces. Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the bullion markets generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

Since August 15, 2014, the Sponsor determined that the London silver fix, which ceased to be published as of that date, would be an inappropriate basis for valuing silver bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and otherwise held by the Trust on a daily basis, and that the LBMA Silver Price is an appropriate alternative for determining the value of the Trust’s silver each trading day. The Sponsor also determined that the LBMA Silver Price fairly represents the commercial value of silver bullion held by the Trust and that “Benchmark Price” (as defined in the Trust Agreement) means, as of any day, (i) such day’s LBMA Silver Price; or (ii) such other publicly available price which is reasonably available to the Trustee at no cost to the Trustee and which the Sponsor may determine fairly represents the commercial value of silver held by the Trust and instructs the Trustee to use as the Benchmark Price.

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

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, The Depository Trust Company (“DTC”), Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

On May 23, 2024, the Sponsor entered into an Amendment (the “Trust Amendment”) to the Depositary Trust Agreement (the “Trust Agreement”) with the Trustee. The Trust Amendment reflects the following changes, effective as of June 18, 2024, as approved and directed by the Sponsor on behalf of the Trust: (1) the amendment of the definition of “Benchmark Price” to mean, “as of any day, (i) such day’s LBMA Silver Price; or (ii) such other publicly available price which is reasonably available to the Trustee at no cost to the Trustee and which the Sponsor may determine fairly represents the commercial value of silver held by the Trust and instructs the Trustee to use as the Benchmark Price”; and (2) the replacement of the defined term for “London Fix” with the defined term “LBMA Silver Price”, which “means the price of a troy ounce of silver as determined by ICE Benchmark Administration, the third party administrator of the London silver price selected by the LBMA, or any successor administrator of the London silver price, at or about 12:00 p.m. London, England time”.

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

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.45% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion. The Sponsor has voluntarily agreed to waive a portion of the Sponsor’s Fee to reduce the Sponsor’s Fee to 0.30% of the ANAV of the Trust through February 28, 2027. This fee waiver has been in existence since the Trust was formed. Although the Sponsor has no current intention of doing so, because the fee waiver is voluntary, the Sponsor may revert to the 0.45% fee prior to February 28, 2027. Should the Sponsor choose to revert to the 0.45% fee (or an amount higher than 0.30% but no greater than 0.45% annualized), prior to February 28, 2027, it will provide Shareholders with at least 30 days’ prior written notice of such change through either a prospectus supplement to its registration statement or through a report furnished on Form 8-K. In the future, the Sponsor may continue its fee waiver, waive a larger or smaller portion of its fee or discontinue its fee waiver. If, at any point in the future, the Sponsor does not continue its partial fee waiver, the full Sponsor’s Fee will accrue and be paid to the Sponsor for subsequent periods. The Sponsor is under no obligation to continue to waive all or part of the Sponsor’s Fee on an ongoing basis.

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

The Sponsor’s Fee, net of waiver, for the year ended December 31, 2024 was $3,923,620 (December 31, 2023: $3,247,514; December 31, 2022: $3,061,148).

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

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a silver clearing bank to establish an Authorized Participant Unallocated Account in London (“Authorized Participant Unallocated Bullion Account Agreement”). Authorized Participant Unallocated Accounts may only be used for transactions with the Trust. Silver held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other silver clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific bars of silver held by the Custodian or the clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other silver clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for silver transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

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

All silver will be delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Silver transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate, specific bars of silver representing the amount of silver credited to the Trust Unallocated Account (to the extent such amount is representable by whole silver bars) to the Trust Allocated Account. The movement of silver is reversed for the distribution of silver to an Authorized Participant in connection with the redemption of Baskets.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of silver in the United Kingdom or another jurisdiction will occur on “business days” when (1) banks in the United Kingdom or another jurisdiction and (2) the London silver markets are regularly open for business. If such banks or the London silver markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable silver delivery, on “business days” when the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading.

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

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required silver deposit amount by the prescribed settlement date in London. Upon receipt of the silver deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the prescribed settlement date the silver deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of silver until such silver has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of silver by such other means as the Sponsor, from time to time, may determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If silver is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the silver deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring silver bars from its inventory to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of silver to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the silver deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated silver to the extent of that silver deposit amount until the Custodian completes the allocation process. See “Risk Factors-Silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account will not be segregated from the Custodian’s assets....”

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book entry system to the Trust not later than by the prescribed settlement date. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

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

Delivery of redemption distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant on the prescribed settlement date following a loco London redemption order date if, by 10:00 a.m. New York time on the prescribed settlement date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If a loco swap or physical transfer is necessary to effect a loco London redemption, the redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the prescribed settlement date if, by 10:00 a.m. New York time on the first business day after the loco London redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. In the event that, by 10:00 a.m. New York time on the prescribed settlement date, the Trustee’s DTC account has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such redemption order, the Trustee shall send to the Authorized Participant and the Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have one business day following receipt of such notice to correct such failure. If such failure is not cured within such one business day period, the Trustee (in consultation with the Sponsor) will cancel such redemption order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Trustee or the Custodian related to the cancelled order. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 10:00 a.m. New York time on the prescribed settlement date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC a Delaware limited liability company formed on June 17, 2009.

The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc.is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, and is generally responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the organizational expenses of the Trust and the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

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

The Custodian

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s silver. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s silver.

ICBC, a public limited company incorporated under the laws of England and Wales, serves as a Custodian of the Trust’s silver. ICBC’s office is located at 20 Gresham Street, London, EC2V 7JE, United Kingdom.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s silver as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian, or any other sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s silver on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the silver held by the Trust by alternate means, including through virtual inspections of the Trust’s silver and/or a review of pertinent records.

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

The Shares are designed to mirror as closely as possible the performance of the price of physical silver, and the value of the Shares relates directly to the value of the silver held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of physical silver has fluctuated widely over the past several years, as discussed below. Several factors may affect the price of silver, including:

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

The price of physical silver has fluctuated widely over the past several years.

The price of physical silver, and the value of the Shares, has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. The silver market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to factors such as silver’s uses in jewelry, technology, and industrial applications, or cost and production levels in major silver-producing countries such as China, Mexico, and Peru. In particular, supply chain disruptions resulting from the COVID-19 pandemic, armed conflict and investor speculation have significantly contributed to price and volume fluctuations over the past several years. See “Overview of the Silver Industry—Historical Chart of the Price of Silver” for discussion of the fluctuation of silver prices.

Several factors may have the effect of causing a decline in the price of silver and a corresponding decline in the price of Shares. Among them:

●	A significant increase in silver hedging activity by silver producers. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares.
●	A significant change in the attitude of speculators, investors and central banks towards silver. Should the speculative community take a negative view towards silver, it could cause a decline in world silver prices, negatively impacting the price of the Shares.
●	A widening of interest rate differentials between the cost of money and the cost of silver could negatively affect the price of silver which, in turn, could negatively affect the price of the Shares.
●	A combination of rising money interest rates and a continuation of the current low cost of borrowing silver could improve the economics of selling silver forward. This could result in an increase in hedging by silver mining companies and short selling by speculative interests, which would negatively affect the price of silver. Under such circumstances, the price of the Shares would be similarly affected.

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

The possibility of large-scale distress sales of silver in times of crisis may have a short-term negative impact on the price of silver and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of silver largely due to a slowdown in demand in silver for industrial use and forced sales and deleveraging from institutional investors as expectations of economic growth slumped. Crises in the future may impair silver’s price performance which would, in turn, adversely affect an investment in the Shares.

The price of silver may be affected by the sale of ETVs tracking the silver market.

To the extent existing exchange traded vehicles (“ETVs”) tracking the silver market represent a significant proportion of demand for physical silver, large redemptions of the securities of these ETVs could negatively affect physical silver prices and the price and NAV of the Shares.

RISKS RELATED TO THE SHARES

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the NFA. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by registered commodity trading advisors.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to Shareholders, such as when the price of silver is lower than the price of silver at the time when Shareholders purchased their Shares. In such a case, when the Trust’s silver is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if silver prices were higher at the time of sale.

The lack of an active trading market for the Shares may result in losses on investment at the time of disposition of the Shares.

Although Shares are listed for trading on the NYSE Arca, it cannot be assumed that an active trading market for the Shares will be maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, such lack of an active market will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement, and do not receive dividends).

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

The Trustee sells silver held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current silver prices. The Trust is not actively managed and no attempt will be made to buy or sell silver to protect against or to take advantage of fluctuations in the price of silver. Consequently, the Trust’s silver may be sold at a time when the price of silver is low, resulting in the sale of more silver than would be required if the Trust sold when prices were higher. The sale of the Trust’s silver to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low silver prices could adversely affect the value of the Shares.

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major silver markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for silver will be reduced after the close of the major world silver markets, including London and the COMEX. As a result, during these time periods, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The Trust does not insure its silver. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the silver held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the silver held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian under English law, and any other sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s silver which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its silver and any recovery may be limited, even in the event of fraud, to the market value of the silver at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the silver lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian, provided the Custodian notifies the Trust and the Trustee promptly after discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another bank clearing loco London Silver, the liability of the bank clearing loco London Silver to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian or any other sub-custodian concerning its silver.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s silver on a temporary basis pending delivery to the Custodian. Any sub-custodian selected by the Custodian shall be a member of the LBMA or any equity member of the London Precious Metals Clearing Limited, except for the Governor and Company of the Bank of England. As of the date of this report, the sub-custodian that the Custodian uses is Brink’s Global Services. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s silver from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s silver or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s silver and certain related records maintained by the Custodian. See “Custody of the Trust’s Silver” for more information about sub-custodians that may hold the Trust’s silver.

The obligations of any sub-custodian of the Trust’s silver are not determined by contractual arrangements but by LBMA rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its silver custodied with sub-custodians.

There are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s silver and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion markets. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of silver. If the Trust’s silver is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s silver will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of silver by such sub-custodian.

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

Silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account is not segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying bullion held in the Trust’s allocated silver account.

Silver which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust Unallocated Account and, previously or subsequently, in the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific bars of silver held by the Custodian and each is an unsecured creditor of the Custodian with respect to the amount of silver held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s silver in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a sub-custodian fails to so segregate silver held by it on behalf of the Trust, unallocated silver will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of silver held in their respective unallocated silver accounts.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

The Custodian, the Trustee, the Marketing Agent and the Sponsor depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine, disease outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown may cause volatility in the price of silver due to the importance of a country or region to the silver markets, market access restrictions imposed on some local silver producers and refiners, potential impacts to global transportation and shipping and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The operations of the Trust, the exchanges, brokers and counterparties with which the Trust does business, and the markets in which the Trust does business, could be severely disrupted in the event of war, a major terrorist attack and other geopolitical events, including but not limited to, the war between Russia and Ukraine, disease outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown. Such events may cause volatility in the price of silver due to the importance of a country or region to the silver markets, market access restrictions imposed on some local silver producers and refiners, or potential impacts to global transportation, shipping and other supply chain disruptions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of silver and the price of the Trust’s Shares. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the silver markets. Russia is one of the world’s largest producers of several precious metals, including silver. On March 7, 2022, the LBMA suspended its accreditation of five  Russian refiners of silver. New productions by such refiners will no longer be accepted as Good Delivery by the LBMA until further notice. The bars these refiners previously produced will still be considered Good Delivery, consistent with past suspensions of refiners by the LBMA. Fewer suppliers to the LBMA may lead to a lower supply of Good Delivery silver and further volatility in the price of silver.  See “Overview of the Silver Industry” for additional discussion of silver prices and world silver supply and demand over time, including a discussion of how the Russian silver refiners’ accreditation has impacted the silver market and how Russia’s production levels have impacted silver prices subsequent to the suspension. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store silver, restrictions on travel that delay or prevent the transportation of silver and an increase in demand for silver may disrupt supply chains for silver, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver silver as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A significant resurgence of the COVID-19 pandemic or other future public health emergencies could increase the Trust’s costs and affect liquidity in the market for silver, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for silver, which could adversely affect the price of the Shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2024 and 2023:

Fiscal Year Ended December 31, 2024: Quarter Ended

	High	Low
March 31, 2024	$24.53	$21.00
June 30, 2024	$30.92	$23.68
September 30, 2024	$30.83	$25.41
December 31, 2024	$33.30	$27.46

Fiscal Year Ended December 31, 2023: Quarter Ended

	High	Low
March 31, 2023	$23.32	$19.22
June 30, 2023	$25.00	$21.44
September 30, 2023	$24.14	$21.26
December 31, 2023	$24.38	$20.12

The number of outstanding Shares of the Trust as of February 26, 2025 was 49,900,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2024	$28.75	$25.41
September 2024	$30.83	$26.47
October 2024	$33.30	$28.79
November 2024	$31.63	$28.65
December 2024	$30.82	$27.46
January 2025	$30.28	$28.00

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2024 and 2023:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2024	200,000	0.956
February 2024	—	—
March 2024	400,000	0.956
April 2024	—	—
May 2024	200,000	0.956
June 2024	—	—
July 2024	500,000	0.956
August 2024	150,000	0.956
September 2024	400,000	0.956
October 2024	—	—
November 2024	—	—
December 2024	5,800,000	0.956
Total	7,650,000	0.956

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2023	650,000	0.960
February 2023	1,600,000	0.960
March 2023	400,000	0.960
April 2023	250,000	0.960
May 2023	300,000	0.959
June 2023	550,000	0.959
July 2023	—	—
August 2023	1,900,000	0.959
September 2023	250,000	0.958
October 2023	200,000	0.958
November 2023	200,000	0.958
December 2023	700,000	0.958
Total	7,000,000	0.959

Item 6. [Reserved]

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

NAV per Share vs. Silver Price from July 20, 2009 (the Date of Inception) to December 31, 2024

50.00
45.00
40.00
35.00
30.00
25.00
20.00
15.00
10.00
7/20/2009
7/20/2010
7/20/2011
7/20/2012
7/20/2013
7/20/2014
7/20/2015
7/20/2016
7/20/2017
7/20/2018
7/20/2019
7/20/2020
7/20/2021
7/20/2022
7/20/2023
7/20/2024
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

	December 31, 2024	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$)
Investment in silver - cost	$1,159,726	$966,910	$998,547
Unrealized gain on investment in silver	261,764	93,764	114,801
Investment in silver - fair value	$1,421,490	$1,060,674	$1,113,348

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s silver as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian, or any other sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s silver on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the silver held by the Trust by alternate means, including through virtual inspections of the Trust’s silver and/or a review of pertinent records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At December 31, 2024 and 2023, the Trust did not have any cash balances.

Results of Operations

Financial Highlights

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$)
Total gain/(loss) on silver	$219,163	$(10,135)	$9,340
Net change assets from operations	$215,240	$(13,382)	$6,279
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned by the Trust plus any silver receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2024

The Trust’s NAV increased from $1,060,402,598 at December 31, 2023 to $1,421,124,141 at December 31, 2024, a 34.02% increase for the year. The change in the Trust’s NAV resulted from an increase in outstanding Shares, which rose from 46,550,000 Shares at December 31, 2023 to 51,500,000 Shares at December 31, 2024, a result of 12,600,000 Shares (252 Baskets) being created and 7,650,000 Shares (153 Baskets) being redeemed during the year and a increase in the price per ounce of silver, which rose 21.52% from $23.79 at December 31, 2023 to $28.91 at December 31, 2024.

NAV per Share increased 21.12% from $22.78 at December 31, 2023 to $27.59 at December 31, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $3,923,620 for the year, or 0.30% of the Trust’s ANAV.

The NAV per Share of $32.96 at October 23, 2024 was the highest during the year, compared with a low of $21.14 at February 14, 2024.

The increase in net assets from operations for the year ended December 31, 2024 was $215,239,576, resulting from a realized gain of $812,072 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares $50,349,812 and a change in unrealized gain on investment in silver of $168,001,312, offset by the Sponsor’s Fee, net of waiver, of $3,923,620. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2024.

The year ended December 31, 2023

The Trust’s NAV decreased from $1,118,817,327 at December 31, 2022 to $1,060,402,598 at December 31, 2023, a 5.22% decrease for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which fell from 48,650,000 Shares at December 31, 2022 to 46,550,000 Shares at December 31, 2023, a result of 4,900,000 Shares (49 Baskets) being created and 7,000,000 Shares (140 Baskets) being redeemed during the year. There was an increase in the price per ounce of silver, which fell 0.67% from $23.95 at December 31, 2022 to $23.79 at December 31, 2023.

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

The decrease in net assets from operations for the year ended December 31, 2023 was $13,383,307, resulting from a realized gain of $251,586 on the transfer of silver to pay expenses and a realized gain of 10,650,576 on silver distributed for the redemption of shares, offset by a change in unrealized gain and loss on investment in silver of $21,037,955, and the Sponsor’s Fee, net of waiver, of $3,247,514. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2023.

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

NAV per Share increased 13.09% from $22.24 at December 31, 2021 to $23.00 at December 31, 2022. The Trust’s NAV per Share rose slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $3,061,148 for the year, or 0.30% of the Trust’s ANAV.

The NAV per Share of $25.20 at March 9, 2022 was the highest during the year, compared with a low of $17.08 at September 1, 2022.

The increase in net assets from operations for the year ended December 31, 2022 was $6,279,132, resulting from a realized gain of $50,262 on the transfer of silver to pay expenses and a change in unrealized gain on investment in silver of $14,959,321 offset by a realized loss of $5,669,303 on silver distributed for the redemption of Shares, and the Sponsor’s Fee, net of waiver, of $3,061,148. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2024

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,176	$1,446	$1,561	$1,702	$5,885
Less: Waiver of Sponsor’s Fee (Note 2.7)	(392)	(482)	(520)	(568)	(1,962)
Total expenses	784	964	1,041	$1,134	$3,923

Net investment loss	(784)	(964)	(1,041)	(1,134)	(3,923)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	49	180	253	330	812
Realized (loss) / gain on silver distributed for the redemption of Shares	561	1,314	8,463	40,012	50,350
Change in unrealized gain and loss on investment in silver	32,638	215,116	72,120	(151,873)	168,001
Total (loss) / gain on investment in silver	33,248	216,610	80,836	(111,531)	219,163

Change in net assets from operations	$32,464	$215,646	$79,795	$(112,665)	$215,240

Net increase / (decrease) in net assets per Share	$0.69	$4.58	$1.65	$(2.22)	$4.46

Weighted average number of Shares	46,817,033	47,076,374	48,248,370	50,767,391	48,234,290

Year Ended December 31, 2023

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,192	$1,233	$1,253	$1,193	$4,871
Less: Waiver of Sponsor’s Fee (Note 2.7)	(397)	(411)	(418)	(398)	(1,624)
Total expenses	795	822	835	$795	$3,247

Net investment loss	(795)	(822)	(835)	(795)	(3,247)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	61	73	69	49	252
Realized (loss) / gain on silver distributed for the redemption of Shares	2,811	2,404	2,741	2,695	10,651
Change in unrealized gain and loss on investment in silver	(5,448)	(71,724)	25,735	30,399	(21,038)
Total (loss) / gain on investment in sliver	(2,576)	(69,247)	28,545	33,143	(10,135)

Change in net assets from operations	$(3,371)	$(70,069)	$27,710	$32,348	$(13,382)

Net increase / (decrease) in net assets per Share	$(0.07)	$(1.42)	$0.57	$0.69	$(0.28)

Weighted average number of Shares	48,033,889	49,348,352	48,246,196	46,977,174	48,148,767

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2024. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024.

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Silver ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Silver ETF Trust’s (known as Aberdeen Standard Silver ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ KPMG LLP

New York, New York
February 28, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under a Rule 10b5-1 or non-Rule 10b51 trading arrangements for the year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no officers, employees or board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust has not adopted a code of ethics or an insider trading policy governing the purchase, sale and other disposition of the Trust’s securities. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

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

Sharon Ferrari – Chief Financial Officer and Treasurer

Ms. Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Ms. Ferrari joined abrdn in 2008. Prior to working at abrdn, Ms. Ferrari worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Effective November 12, 2024, Brian Kordeck resigned as Chief Financial Officer and Treasurer of the Sponsor. Mr. Kordeck served as Principal Financial Officer of the Registrant.

Sharon Ferrari was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on November 12, 2024. Ms. Ferrari serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Audit fees – KPMG	$94,000	$85,000
Audit related fees - KPMG	0	11,500
	$94,000	$96,500

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009

4.1(b)	Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1(b) filed with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.1(d)	Third Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

4.2	Form of Authorized Participant Agreement is filed herewith

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement, incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 filed with the Trust's Annual Report of Form 10-K on February 29, 2024.

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN SILVER ETF TRUST
Financial Statements as of December 31, 2024
Index

KPMG LLP 345 Park Avenue New York, NY 10154-0102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Silver ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Silver ETF Trust (known as Aberdeen Standard Silver ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the silver holdings

As presented on the December 31, 2024 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in silver is $1,414,591 thousand, representing 99.54% of the Trust’s net assets, and 48,939,346.4 ounces of silver holdings. The investment in silver was held by a third-party sub-custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the silver holdings as a critical audit matter. Given the nature and volume of the silver holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of silver held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of silver held to the custodian’s records, (2) the approval of silver deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s silver holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s silver holdings held by the custodian as of December 31, 2024. We compared the total ounces on such schedule to the Trust’s record of silver holdings. We also attended and observed a part of the physical counts of the Trust’s silver holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

abrdn Silver ETF Trust

Statements of Assets and Liabilities

At December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2024: $1,152,826; December 31, 2023: $966,910)	$1,414,591	$1,060,674
Silver receivable	6,899	—
Total assets	1,421,490	1,060,674

LIABILITIES
Fees payable to Sponsor	366	271
Total liabilities	366	271

NET ASSETS(1)	$1,421,124	$1,060,403

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2024 were 51,500,000 and at December 31, 2023 were 46,550,000. Net asset values per Share at December 31, 2024 and December 31, 2023 were $27.59 and $22.78, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At December 31, 2024 and 2023

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Total investment in silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Other assets less liabilities			6,533	0.05%
Net Assets			$1,421,124	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	44,584,861.0	$966,910	$1,060,674	100.03%
Total investment in silver	44,584,861.0	$966,910	$1,060,674	100.03%
Less liabilities			(271)	(0.03)%
Net Assets			$1,060,403	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations

For the years ended December 31, 2024, 2023, and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$5,885	$4,871	$4,592
Less: Waiver	(1,962)	(1,624)	(1,531)
Total expenses	3,923	3,247	3,061
Net investment loss	(3,923)	(3,247)	(3,061)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	812	252	50
Realized gain / (loss) on silver distributed for the redemption of Shares	50,350	10,651	(5,669)
Change in unrealized gain / (loss) on investment in silver	168,001	(21,038)	14,959
Total gain / (loss) on investment in silver	219,163	(10,135)	9,340

Change in net assets from operations	$215,240	$(13,382)	$6,279

Net increase / (decrease) in net assets per Share	$4.46	$(0.28)	$0.13

Weighted average number of Shares	48,234,290	48,148,767	48,728,767

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	46,550,000	$1,060,403
Net investment loss		(3,923)
Realized gain on investment in silver		51,162
Change in unrealized gain on investment in silver		168,001
Creations	12,600,000	364,716
Redemptions	(7,650,000)	(219,235)
Closing balance at December 31, 2024	51,500,000	$1,421,124

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	48,650,000	$1,118,817
Net investment loss		(3,247)
Realized gain on investment in silver		10,903
Change in unrealized (loss) on investment in silver		(21,038)
Creations	4,900,000	110,705
Redemptions	(7,000,000)	(155,737)
Closing balance at December 31, 2023	46,550,000	$1,060,403

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	44,750,000	$995,152
Net investment loss		(3,061)
Realized (loss) on investment in silver		(5,619)
Change in unrealized gain on investment in silver		14,959
Creations	15,150,000	344,224
Redemptions	(11,250,000)	(226,838)
Closing balance at December 31, 2022	48,650,000	$1,118,817

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$22.78	$23.00	$22.24
Income from investment operations:
Net investment loss	(0.08)	(0.07)	(0.06)
Total realized and unrealized gains or losses on investment in silver	4.89	(0.15)	0.82
Change in net assets from operations	4.81	(0.22)	0.76

Net asset value per Share at end of period	$27.59	$22.78	$23.00

Weighted average number of Shares	48,234,290	48,148,767	48,728,767

Expense ratio(1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value	21.12%	(0.96)%	3.42%

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

Effective November 12, 2024, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari serves as Principal Financial Officer of the Registrant.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s silver. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s silver. At December 31, 2024, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

abrdn Silver ETF Trust

Notes to the Financial Statements

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2024	December 31, 2023
Level 1
Investment in silver	$1,414,591	$1,060,674

There were no transfers between levels during the years ended December 31, 2024 and 2023.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within one business day of the trade date. At December 31, 2024, the Trust had $6,898,661 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares. At December 31, 2023, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the settlement period for Shares is one business day. Prior to May 28, 2024, the standard settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When silver is exchanged in settlement of a redemption, it is considered a sale of silver for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2024 or December 31, 2023.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the years ended December 31, 2024 and 2023 are set out below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	44,584,861.0	46,496,067.9
Creations	11,798,793.7	4,942,045.2
Redemptions	(7,307,064.1)	(6,714,197.2)
Transfers of silver to pay expenses	(137,244.2)	(139,054.9)
Closing balance	48,939,346.4	44,584,861.0

Investment in silver
Opening balance	$1,060,674	$1,113,348
Creations	357,817	116,454
Redemptions	(219,235)	(155,737)
Realized gain on silver distributed for the redemption of Shares	50,350	10,651
Transfers of silver to pay expenses	(3,828)	(3,256)
Realized gain on silver transferred to pay expenses	812	252
Change in unrealized (loss) on investment in silver	168,001	(21,038)
Closing balance	$1,414,591	$1,060,674

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

For the years ended December 31, 2024, 2023 and 2022, the Sponsor’s Fee, net of fees waived by the Sponsor, was $3,923,620, $3,247,514 and $3,061,148, respectively.

At December 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $366,328 and $271,244, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the years ended December 31, 2024, 2023 and 2022 was $1,961,810, $1,623,757 and $1,530,574, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2024 and 2023.

Unless otherwise directed by the Sponsor, when selling silver the Trustee will endeavor to sell at the price established by the LBMA. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such silver only if the sale transaction is made at the next LBMA Silver Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of silver. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains and losses result from the transfer of silver for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of silver transferred.

2.8    Segment Reporting

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust's financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity's chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund's CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust's asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust's prospectus describes the Trust's fees, investment objective, principal investment strategy and principal risks, among other items. The Fund's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust's financial statements. The accompanying financial statements detail the Fund's segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund's Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2025	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2025	/s/ Sharon Ferrari *
Sharon Ferrari **
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit No.	Description
4.2	Form of Authorized Participant Agreement
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).