Form 10-Q
period 2025-03-31
abrdn Silver ETF Trust
filed 2025-05-08
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________________ to _______________________

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

As of May 6, 2025 abrdn Silver ETF Trust had 52,900,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: March 31, 2025: $1,150,495; December 31, 2024: $1,152,826)	$1,631,269	$1,414,591
Silver receivable	9,746	6,899
Total assets	1,641,015	1,421,490

LIABILITIES
Fees payable to Sponsor	417	366
Total liabilities	417	366

NET ASSETS(1)	$1,640,598	$1,421,124

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at March 31, 2025 were 50,500,000 and at December 31, 2024 were 51,500,000. Net asset values per Share at March 31, 2025 and December 31, 2024 were $32.49 and $27.59, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	47,901,025.1	$1,150,495	$1,631,269	99.43%
Total investment in silver	47,901,025.1	$1,150,495	$1,631,269	99.43%
Other assets less liabilities			9,329	0.57%
Net Assets			$1,640,598	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Total investment in silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Less liabilities			6,533	0.46%
Net Assets			$1,421,124	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,730	$1,176
Less: Waiver	(577)	(392)
Total expenses	1,153	784

Net investment loss	(1,153)	(784)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	239	49
Realized gain on silver distributed for the redemption of Shares	29,040	561
Change in unrealized gain on investment in silver	219,010	32,638
Total gain on investment in silver	248,289	33,248

Change in net assets from operations	$247,136	$32,464

Net increase / (decrease) in net assets per Share	$4.88	$0.69

Weighted average number of Shares	50,642,222	46,817,033

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	51,500,000	$1,421,124
Net investment loss		(1,153)
Realized gain on investment in silver		29,279
Change in unrealized gain on investment in silver		219,010
Creations	3,550,000	105,337
Redemptions	(4,550,000)	(132,999)
Closing balance at March 31, 2025	50,500,000	$1,640,598

	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	46,550,000	$1,060,403
Net investment loss		(784)
Realized gain on investment in silver		610
Change in unrealized gain on investment in silver		32,638
Creations	700,000	15,523
Redemptions	(600,000)	(13,026)
Closing balance at March 31, 2024	46,650,000	$1,095,364

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$27.59	$22.78
Income from investment operations:
Net investment loss	(0.02)	(0.02)
Total realized and unrealized gains or losses on investment in silver	4.92	0.72
Change in net assets from operations	4.90	0.70

Net asset value per Share at end of period	$32.49	$23.48

Weighted average number of Shares	50,642,222	46,817,033

Expense ratio(1)(2)	0.30%	0.30%

Net investment loss ratio(1)	(0.30)%	(0.30)%

Total return, net asset value(3)	17.76%	3.07%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s silver. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s silver. At March 31, 2025, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

The Trust recognizes changes in fair value of the investment in silver as changes in unrealized gains or losses on investment in silver through the Statements of Operations.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2025	December 31, 2024
Level 1
Investment in silver	$1,631,269	$1,414,591

There were no transfers between levels during the three months ended March 31, 2025 or the year ended December 31, 2024.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At March 31, 2025, the Trust had $9,746,130 of silver receivable for the creation of shares and no silver payable for the redemption of Shares. At December 31, 2024, the Trust had $6,898,661 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2025 or December 31, 2024.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three months ended March 31, 2025 and 2024 are set out below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	48,939,346.4	44,584,861.0
Creations	3,340,722.5	670,176.2
Redemptions	(4,342,802.8)	(574,303.6)
Transfers of silver to pay expenses	(36,241.0)	(33,513.2)
Closing balance	47,901,025.1	44,647,220.4

Investment in silver
Opening balance	$1,414,591	$1,060,674
Creations	102,489	15,523
Redemptions	(132,999)	(13,026)
Realized gain on silver distributed for the redemption of Shares	29,040	561
Transfers of silver to pay expenses	(1,101)	(776)
Realized gain on silver transferred to pay expenses	239	49
Change in unrealized gain on investment in silver	219,010	32,638
Closing balance	$1,631,269	$1,095,643

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

For the three months ended March 31, 2025 and 2024, the Sponsor’s Fee, net of fees waived by the Sponsor, was $1,153,042 and $784,373, respectively.

At March 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $416,945 and $366,328, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended March 31, 2025 and 2024 was $576,521 and $392,187, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2025 and 2024.

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

A gain or loss is recognized based on the difference between the selling price and the average cost of the silver. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains and losses result from the transfer of silver for Share redemptions and/or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of silver transferred.

Effective December 31, 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Quarter Ended March 31, 2025

The Trust’s NAV increased from $1,421,124,141 at December 31, 2024 to $1,640,598,594 at March 31, 2025, an 15.44% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of silver, which rose 17.81% from $28.91 at December 31, 2024 to $34.06 at March 31, 2025 and a decrease in outstanding Shares, which fell from 51,500,000 Shares at December 31, 2024 to 50,500,000 Shares at March 31, 2025 as a result of 3,550,000 Shares (71 Baskets) being created and 4,550,000 Shares (91 Baskets) being redeemed during the quarter.

The NAV per Share increased 17.76% from $27.59 at December 31, 2024 to $32.49 at March 31, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,153,042 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $32.81 at March 28, 2025 was the highest during the quarter, compared with a low of $28.07 at January 2, 2025.

The increase in net assets from operations for the quarter ended March 31, 2025 was $247,135,087, resulting from a realized gain of $238,557 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares of $29,039,831, and a change in unrealized gain on investment in silver of $219,009,741, offset by the Sponsor’s Fee, net of waiver, of $1,153,042. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2025.

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

The NAV per Share of $24.33 at March 21, 2024 was the highest during the quarter, compared with a low of $21.14 at February 14,2024.

The increase in net assets from operations for the quarter ended March 31, 2024 was $32,464,284, resulting from a change in unrealized gain on investment in silver of $32,638,269, a realized gain of $49,472 on the transfer of silver to pay expenses and a realized gain on silver distributed for the redemption of Shares of $560,916, offset by the Sponsor’s Fee, net of waiver, of $784,373. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At March 31, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2025:

71 Baskets were created.

91 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
January 2025	82	4,100,000	0.954
February 2025	4	200,000	0.954
March 2025	5	250,000	0.954
	91	4,550,000	0.954

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2025	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.