Form 10-Q
period 2025-06-30
abrdn Silver ETF Trust
filed 2025-08-07
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_____________to_____________

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

As of August 5, 2025 abrdn Silver ETF Trust had 60,350,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2025: $1,400,822; December 31, 2024: $1,152,826)	$1,982,604	$1,414,591
Silver receivable	—	6,899
Total assets	1,982,604	1,421,490

LIABILITIES
Fees payable to Sponsor	468	366
Total liabilities	468	366

NET ASSETS(1)	$1,982,136	$1,421,124

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2025 were 57,800,000 and at December 31, 2024 were 51,500,000. Net asset values per Share at June 30, 2025 and December 31, 2024 were $34.29 and $27.59, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	55,110,598.8	$1,400,822	$1,982,604	100.02%
Total investment in silver	55,110,598.8	$1,400,822	$1,982,604	100.02%
Less liabilities			(468)	(0.02)%
Net Assets			$1,982,136	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Total investment in silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Other assets less liabilities			6,533	0.46%
Net Assets			$1,421,124	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,901	$1,446	$3,631	$2,623
Less: Waiver	(633)	(482)	(1,210)	(874)
Total expenses	1,268	964	2,421	1,749

Net investment loss	(1,268)	964	(2,421)	(1,749)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	309	180	547	230
Realized gain on silver distributed for the redemption of Shares	—	1,314	29,040	1,875
Change in unrealized gain on investment in silver	101,007	215,116	320,017	247,755
Total gain on investment in silver	101,316	216,610	349,604	249,860

Change in net assets from operations	$100,048	$215,646	$347,183	$248,111

Net increase / (decrease) in net assets per Share	$1.88	$4.58	$6.68	$5.28

Weighted average number of Shares	53,274,725	47,076,374	51,965,746	46,946,703

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	50,500,000	$1,640,598	46,650,000	$1,095,364
Net investment loss		(1,268)		(964)
Realized gain on investment in silver		309		1,494
Change in unrealized gain on investment in silver		101,007		215,116
Creations	7,300,000	241,490	1,150,000	31,122
Redemptions	—	—	(200,000)	(5,479)
Closing balance	57,800,000	$1,982,136	47,600,000	$1,336,653

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	51,500,000	$1,421,124	46,550,000	$1,060,403
Net investment loss		(2,421)		(1,749)
Realized gain on investment in silver		29,587		2,105
Change in unrealized gain on investment in silver		320,017		247,755
Creations	10,850,000	346,826	1,850,000	46,645
Redemptions	(4,550,000)	(132,997)	(800,000)	(18,506)
Closing balance	57,800,000	$1,982,136	47,600,000	$1,336,653

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$32.49	$23.48	$27.59	$22.78
Income from investment operations:
Net investment loss	(0.02)	(0.02)	(0.05)	(0.04)
Total realized and unrealized gains or losses on investment in silver	1.82	4.62	6.75	5.34
Change in net assets from operations	1.80	4.60	6.70	5.30

Net asset value per Share at end of period	$34.29	$28.08	$34.29	$28.08

Weighted average number of Shares	53,274,725	47,076,374	51,965,746	46,946,703

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	5.54%	19.59%	24.28%	23.27%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust's management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s silver. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s silver. At June 30, 2025, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2025	December 31, 2024

Level 1
Investment in silver	$1,982,604	$1,414,591

There were no transfers between levels during the six months ended June 30, 2025 or the year ended December 31, 2024.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At June 30, 2025, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had $6,898,661 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares.

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

Notes to the Financial Statements (Unaudited)

The amount of silver represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of silver to be delivered or distributed by the Trust. In order to ensure that the correct amount of silver is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor's Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of silver.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2025 or December 31, 2024.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and six months ended June 30, 2025 and 2024 are set out below:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	47,901,025.1	44,647,220.4
Creations	7,246,804.5	1,099,903.6
Redemptions	—	(191,302.0)
Transfers of silver to pay expenses	(37,230.8)	(33,823.8)
Closing balance	55,110,598.8	45,521,998.2

Investment in silver
Opening balance	$1,631,269	$1,095,643
Creations	251,236	31,122
Redemptions	—	(5,479)
Realized gain on silver distributed for the redemption of Shares	—	1,314
Transfers of silver to pay expenses	(1,217)	(915)
Realized gain on silver transferred to pay expenses	309	180
Change in unrealized gain on investment in silver	101,007	215,116
Closing balance	$1,982,604	$1,336,981

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	48,939,346.4	44,584,861.0
Creations	10,587,527.1	1,770,079.8
Redemptions	(4,342,802.1)	(765,605.6)
Transfers of silver to pay expenses	(73,472.6)	(67,337.0)
Closing balance	55,110,598.8	45,521,998.2

Investment in silver
Opening balance	$1,414,591	$1,060,674
Creations	353,725	46,645
Redemptions	(132,997)	(18,506)
Realized gain on silver distributed for the redemption of Shares	29,040	1,875
Transfers of silver to pay expenses	(2,319)	(1,692)
Realized gain on silver transferred to pay expenses	547	230
Change in unrealized gain on investment in silver	320,017	247,755
Closing balance	$1,982,604	$1,336,981

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

For the three months ended June 30, 2025 and 2024, the Sponsor's Fee, net of fees waived by the Sponsor, was $1,267,638 and $964,425, respectively. For the six months ended June 30, 2025 and 2024, the Sponsor's Fee, net of fees waived by the Sponsor, was $2,420,680 and $1,748,795, respectively.

At June 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $468,028 and $366,328, respectively.

As a result of the waiver, the Sponsor's Fee waived for the three months ended June 30, 2025 and 2024 was $633,819 and $482,213, respectively. The Sponsor's Fee waived for the six months ended June 30, 2025 and 2024, was $1,210,340 and $874,399, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2025 and 2024.

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

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

Notes to the Financial Statements (Unaudited)

4.    Concentration of Risk

The Trust’s sole business activity is the investment in silver, and substantially all the Trust’s assets are holdings of silver, which creates a concentration of risk associated with fluctuations in the price of silver. Several factors could affect the price of silver, including: (i) global silver supply and demand, which is influenced by factors such as forward selling by silver producers, purchases made by silver producers to unwind silver hedge positions, central bank purchases and sales, and production and cost levels in major global silver-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations, including tariffs, sanctions, and other restrictions on trade. In addition, there is no assurance that silver will maintain its long-term value in terms of purchasing power in the future. In the event that the price of silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Quarter Ended June 30, 2025

The Trust’s NAV increased from $1,640,598,594 at March 31, 2025 to $1,982,135,764 at June 30, 2025, a 20.82% increase for the quarter. The change in the Trust's NAV resulted from an increase in the price per ounce of silver, which rose 5.64% from $34.06 at March 31, 2025 to $35.98 at June 30, 2025 and an increase in outstanding Shares, which rose from 50,500,000 Shares at March 31, 2025 to 57,800,000 Shares at June 30, 2025 as a result of 7,300,000 Shares (146 Baskets) being created and no Shares redeemed during the quarter.

The NAV per Share increased 5.54% from $32.49 at March 31, 2025 to $34.29 at June 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,267,638 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $35.42 at June 18, 2025 was the highest during the quarter, compared with a low of $28.79 at April 9, 2025.

The increase in net assets from operations for the quarter ended June 30, 2025 was $100,048,334, resulting from a realized gain of $308,685 on the transfer of silver to pay expenses, no realized gain or loss on silver distributed for the redemption of Shares and a change in unrealized gain on investment in silver of $101,007,287, offset by the Sponsor's Fee, net of waiver, of $1,267,638. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended June 30, 2025.

The Six Months Ended June 30, 2025

The Trust’s NAV increased from $1,421,124,141 at December 31, 2024 to $1,982,135,764 at June 30, 2025, a 39.48% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of silver, which rose 24.46% from $28.91 at December 31, 2024 to $35.98 at June 30, 2025 and an increase in outstanding Shares, which rose from 51,500,000 Shares at December 31, 2024 to 57,800,000 Shares at June 30, 2025, as a result of 10,850,000 Shares (217 Baskets) being created and 4,550,000 Shares (91 Baskets) being redeemed during the period.

The NAV per Share increased 24.28% from $27.59 at December 31, 2024 to $34.29 at June 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $2,420,680 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $35.42 at June 18, 2025 was the highest during the period, compared with a low of $27.59 at January 1, 2025.

The increase in net assets from operations for the period ended June 30, 2025 was $347,183,421, resulting from a realized gain of $547,243 on the transfer of silver to pay expenses, a realized gain of $29,039,831 on silver distributed for the redemption of Shares and a change in unrealized gain on investment in silver of $320,017,027, offset by the Sponsor's Fee, net of waiver, of $2,420,680. Other than the Sponsor's Fee, the Trust had no expenses during the period ended June 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2025:

146 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
April 2025	—	—	—
May 2025	—	—	—
June 2025	—	—	—
	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 , formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 7, 2025	/s/ Steven Dunn *
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.