Form 10-Q
period 2025-09-30
abrdn Silver ETF Trust
filed 2025-11-07
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34412

abrdn Silver ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4586763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC 1900 Market Street, Suite 200 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Silver Shares ETF	SIVR	NYSE Arca, Inc.

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

As of November 6, 2025 abrdn Silver ETF Trust had 73,250,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2025: $1,797,947; December 31, 2024: $1,152,826)	$3,004,743	$1,414,591
Silver receivable	—	6,899
Total assets	3,004,743	1,421,490

LIABILITIES
Fees payable to Sponsor	718	366
Total liabilities	718	366

NET ASSETS(1)	$3,004,025	$1,421,124

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2025 were 68,300,000 and at December 31, 2024 were 51,500,000. Net asset values per Share at September 30, 2025 and December 31, 2024 were $43.98 and $27.59, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	65,072,933.3	$1,797,947	$3,004,743	100.02%
Total investment in silver	65,072,933.3	$1,797,947	$3,004,743	100.02%
Less liabilities			(718)	(0.02)%
Net Assets			$3,004,025	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Total investment in silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Other assets less liabilities			6,533	0.46%
Net Assets			$1,421,124	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,746	$1,561	$6,377	$4,185
Less: Waiver	(916)	(520)	(2,126)	(1,395)
Total expenses	1,830	1,041	4,251	2,790

Net investment loss	(1,830)	(1,041)	(4,251)	(2,790)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	473	253	1,020	483
Realized gain on silver distributed for the redemption of Shares	—	8,463	29,040	10,338
Change in unrealized gain on investment in silver	625,013	72,120	945,030	319,875
Total gain on investment in silver	625,486	80,836	975,090	330,696

Change in net assets from operations	$623,656	$79,795	$970,839	$327,906

Net increase / (decrease) in net assets per Share	$9.99	$1.65	$17.49	$6.92

Weighted average number of Shares	62,454,891	48,248,370	55,500,549	47,383,759

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	57,800,000	$1,982,136	47,600,000	$1,336,653
Net investment loss		(1,830)		(1,041)
Realized gain on investment in silver		473		8,716
Change in unrealized gain on investment in silver		625,013		72,120
Creations	10,500,000	398,233	2,400,000	67,335
Redemptions	—	—	(1,050,000)	(30,522)
Closing balance	68,300,000	$3,004,025	48,950,000	$1,453,261

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	51,500,000	$1,421,124	46,550,000	$1,060,403
Net investment loss		(4,251)		(2,790)
Realized gain on investment in silver		30,060		10,821
Change in unrealized gain on investment in silver		945,030		319,875
Creations	21,350,000	745,059	4,250,000	113,980
Redemptions	(4,550,000)	(132,997)	(1,850,000)	(49,028)
Closing balance	68,300,000	$3,004,025	48,950,000	$1,453,261

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$34.29	$28.08	$27.59	$22.78
Income from investment operations:
Net investment loss	(0.03)	(0.02)	(0.08)	(0.06)
Total realized and unrealized gains or losses on investment in silver	9.72	1.63	16.47	6.97
Change in net assets from operations	9.69	1.61	16.39	6.91

Net asset value per Share at end of period	$43.98	$29.69	$43.98	$29.69

Weighted average number of Shares	62,454,891	48,248,370	55,500,549	47,383,759

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	28.26%	5.73%	59.41%	30.33%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust's management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s silver. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s silver. At September 30, 2025, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2025	December 31, 2024

Level 1
Investment in silver	$3,004,743	$1,414,591

There were no transfers between levels during the nine months ended September 30, 2025 or the year ended December 31, 2024.

2.3.	Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within two business days of the trade date. At September 30, 2025, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had $6,898,661 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2025 or December 31, 2024.

2.6.	Investment in Silver

Changes in ounces of silver and their respective values for the three and nine months ended September 30, 2025 and 2024 are set out below:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	55,110,598.8	45,521,998.2
Creations	10,004,777.0	2,293,804.0
Redemptions	—	(1,003,572.9)
Transfers of silver to pay expenses	(42,442.5)	(34,542.3)
Closing balance	65,072,933.3	46,777,687.0

Investment in silver
Opening balance	$1,982,604	$1,336,981
Creations	398,233	67,335
Redemptions	—	(30,522)
Realized gain on silver distributed for the redemption of Shares	—	8,463
Transfers of silver to pay expenses	(1,580)	(1,013)
Realized gain on silver transferred to pay expenses	473	253
Change in unrealized gain on investment in silver	625,013	72,120
Closing balance	$3,004,743	$1,453,617

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	48,939,346.4	44,584,861.0
Creations	20,592,304.1	4,063,883.8
Redemptions	(4,342,802.1)	(1,769,178.5)
Transfers of silver to pay expenses	(115,915.1)	(101,879.3)
Closing balance	65,072,933.3	46,777,687.0

Investment in silver
Opening balance	$1,414,591	$1,060,674
Creations	751,958	113,980
Redemptions	(132,997)	(49,028)
Realized gain on silver distributed for the redemption of Shares	29,040	10,338
Transfers of silver to pay expenses	(3,899)	(2,705)
Realized gain on silver transferred to pay expenses	1,020	483
Change in unrealized gain on investment in silver	945,030	319,875
Closing balance	$3,004,743	$1,453,617

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended September 30, 2025 and 2024, the Sponsor’s Fee, net of fees waived by the Sponsor, was $1,830,490 and $1,040,755, respectively. For the nine months ended September 30, 2025 and 2024, the Sponsor’s Fee was $4,251,170 and $2,789,522, respectively.

At September 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $718,169 and $366,328, respectively.

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

As a result of the waiver, the Sponsor's Fee waived for the three months ended September 30, 2025 and 2024 was $915,245 and $520,378, respectively. The Sponsor's Fee waived for the nine months ended September 30, 2025 and 2024, was $2,125,585 and $1,394,776, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2025 and 2024.

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

2.8.	Segment Reporting

Effective December 31, 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

Shares of the Trust trade on the NYSE Arca, Inc. (“NYSE Arca”) under the symbol “SIVR”.

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

The Quarter Ended September 30, 2025

The Trust’s NAV increased from $1,982,135,764 at June 30, 2025 to $3,004,024,528 at September 30, 2025, a 51.55% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of silver, which rose 28.35% from $35.98 at June 30, 2025 to $46.18 at September 30, 2025 and an increase in outstanding Shares, which rose from 57,800,000 Shares at June 30, 2025 to 68,300,000 Shares at September 30, 2025 as a result of 10,500,000 Shares (210 Baskets) being created and no Shares redeemed during the quarter.

The NAV per Share increased 28.26% from $34.29 at June 30, 2025 to $43.98 at September 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $1,830,490 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $44.72 at September 29, 2025 was the highest during the quarter, compared with a low of $34.52 at July 31, 2025.

The increase in net assets from operations for the quarter ended September 30, 2025 was $623,655,725, resulting from a realized gain of $472,923 on the transfer of silver to pay expenses, and a change in unrealized gain on investment in silver of $625,013,292, offset by the Sponsor’s Fee, net of waiver, of $1,830,490. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2025.

The Nine Months Ended September 30, 2025

The Trust’s NAV increased from $1,421,124,141 at December 31, 2024 to $3,004,024,528 at September 30, 2025, a 111.38% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of silver, which rose 59.74% from $28.91 at December 31, 2024 to $46.18 at September 30, 2025 and an increase in outstanding Shares, which rose from 51,500,000 Shares at December 31, 2024 to 68,300,000 Shares at September 30, 2025, as a result of 21,350,000 Shares (427 Baskets) being created and 4,550,000 Shares (91 Baskets) being redeemed during the period.

The NAV per Share increased 59.41% from $27.59 at December 31, 2024 to $43.98 at September, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $4,251,170 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per of $44.72 at September 29, 2025 was the highest during the period, compared with a low of $27.59 at January 1, 2025.

The increase in net assets from operations for the period ended September 30, 2025 was $970,839,146, resulting from a realized gain of $1,020,166 on the transfer of silver to pay expenses, a realized gain of $29,039,831 on silver distributed for the redemption of Shares and a change in unrealized gain on investment in silver of $945,030,319, offset by the Sponsor’s Fee, net of waiver, of $4,251,170. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2025:

210 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
July 2025	—	—	—
August 2025	—	—	—
September 2025	—	—	—
	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 7, 2025	/s/ Steven Dunn *
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.