Form 10-K
period 2025-12-31
abrdn Silver ETF Trust
filed 2026-03-02
CIK 1450922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of the registrant’s Shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2025 as reported by the NYSE Arca, Inc. on that date: $1,988,898,000.

As of February 26, 2026, abrdn Silver ETF Trust had 76,550,000 abrdn Physical Silver Shares ETF outstanding.

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

The Trust’s Shares at redeemable value increased from $1,421,124,141 at December 31, 2024 to $5,430,232,445 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 51,500,000 Shares at December 31, 2024 to 79,250,000 Shares outstanding at December 31, 2025.

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

Mining and Producer Sector

This group includes mining companies that specialize in silver and silver production, mining companies that produce silver as a by-product of other production (such as a copper or gold producer), scrap merchants and recyclers. According to The Silver Institute’s World Silver Survey 2025, the top 20 producing countries are set forth in the table below. As the World Silver Survey 2025 was published in April 2025, information for 2025 is not available as of the date of this report.

In million ounces	2023	2024	Y/Y
Mexico	181.9	185.7	2%
China	111.6	110.1	-1%
Peru	108.9	108.0	-1%
Bolivia	43.2	47.8	11%
Chile	52.0	43.2	-17%
Poland	42.5	42.5	0%
Russia	38.3	41.0	7%
Australia	32.7	38.8	19%
United States	33.1	36.2	10%
Argentina	26.0	24.9	-4%
India	23.8	22.5	-5%
Kazakhstan	16.4	16.1	-2%
Sweden	12.6	11.6	-8%
Indonesia	10.9	11.5	5%
Canada	7.1	9.5	33%
Morocco	8.9	8.6	-4%
Uzbekistan	7.1	7.8	9%
Papua New Guinea	4.3	4.2	-3%
Spain	3.7	3.5	-5%
Portugal	3.4	3.5	3%
Others	44.4	42.8	-4%
Total	812.7	819.7	1%

Source: The Silver Institute - World Silver Survey 2025 (Metals Focus)

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

The Official Sector

There are no official statistics published by the International Monetary Fund, Bank of International Settlements, or national banks on silver holdings by national governments. The main reason for this is that silver is generally not recognized as a reserve asset. Consequently, there are very limited silver stocks held by governments. According to The Silver Institute World Silver Survey 2025, the identifiable silver bullion inventories are as set forth in the table below. As the World Silver Survey 2025 was published in April 2025, information for 2025 is not available as of the date of this report.

Million ounces	2022	2023	2024	Y/Y
London Vaults	840.9	856.2	827.5	-3%
COMEX	299.0	277.9	318.6	15%
Shanghai Futures Exchange (SHFE)	69.2	38.2	43.9	15%
Shanghai Gold Exchange (SGE)	69.0	46.5	40.5	-13%
Other	7.4	4.1	8.6	109%
Total	1,285.5	1,229.9	1,239.2	1%

*Year-end; Source: The Silver Institute - World Silver Survey 2025 (Metals Focus, LBMA, CME, SGE, SHFE, MCX & OSE)

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

World Silver Supply and Demand 2016-2025

The following table sets forth a summary of the world silver supply and demand for the period from 2016 to 2025 and is based on information reported by the World Silver Survey 2025, published by The Silver Institute. As the World Silver Survey 2025 was published in April 2025, the table below includes forecasted information for 2024 as of date of publication. As of the date of this report, final figures (i.e., non-forecasted) for 2025 are not yet available.

											Year on Year
(in millions of ounces)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025F*	2024	2025F*
Supply
Mine Production	900.1	863.9	850.8	837.4	783.8	830.8	839.4	812.7	819.7	835.0	1%	2%
Recycling	156.3	160.2	162.3	163.8	180.5	190.7	193.5	183.5	193.9	193.2	6%	-0.4%
Net Hedging Supply	—	—	—	13.9	8.5	—	—	—	—	0.9	na	na
Net Official Sector Sales	1.1	1.0	1.2	1.0	1.2	1.5	1.7	1.6	1.5	1.5	-9%	4%
Total Supply	1,057.4	1,025.1	1,014.3	1,016.2	974.0	1,023.1	1,034.6	997.8	1,015.1	1,030.6	2%	2%

Demand
Industrial	491.0	528.0	525.8	525.4	511.9	564.1	592.3	657.1	680.5	677.4	4%	-0.5%
Electrical & Electronics	309.0	339.1	330.4	326.6	321.4	350.7	370.7	444.4	460.5	465.6	4%	1%
…of which photovoltaics	81.6	99.3	87.0	74.9	82.8	88.9	118.1	192.7	197.6	195.7	3%	-1%
Brazing Alloys & Solders	49.1	50.9	52.0	52.4	47.5	50.5	49.2	50.2	51.6	52.9	3%	3%
Other Industrials	132.9	138.0	143.5	146.4	142.9	162.9	172.4	162.6	168.4	158.9	4%	-6%
Photography	34.7	32.4	31.4	30.7	26.9	27.7	27.7	27.3	25.5	24.2	-7%	-5%
Jewelry	189.1	196.2	203.2	201.6	150.9	182.0	234.5	203.1	208.7	196.2	3%	-6%
Silverware	53.5	59.4	67.1	61.3	31.2	40.7	73.5	55.1	54.2	46.0	-2%	-15%
Net Physical Investment	212.9	155.8	165.9	187.4	208.1	284.3	338.3	244.3	190.9	204.4	-22%	7%
Net Hedging Demand	12.0	1.1	7.4	—	—	3.5	17.9	11.5	4.3	—	-62%	na
Total Demand	993.3	972.9	1,008.8	1,006.4	929.0	1,102.4	1,284.2	1,198.5	1,164.1	1,148.3	-3%	-1%

Market Balance	64.1	52.2	13.5	9.8	45.1	(79.3)	(249.6)	(200.6)	(148.9)	(117.6)	-26%	-21%
Net Investment in ETPS	53.9	7.2	(21.4)	83.3	331.1	64.9	(117.4)	(37.6)	61.6	70.0	na	14%
Market Balance less ETPS	10.2	45.1	34.9	(73.5)	(286.1)	(144.3)	(132.2)	(163.0)	(210.5)	(187.6)	29%	-11%
Silver Price (US$/oz, London Price)	17.1	17.1	15.7	16.2	20.6	25.1	21.7	23.4	28.3	—	21%	na

* Forecasted

Source: The Silver Institute - World Silver Survey 2025 (Metals Focus)

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

New mine production accounts for approximately 82.3% of total silver supply. Recycled silver accounts for around 17.3% of total supply.

Industrial applications and jewelry demand accounted for over 58% of total demand in 2024. Photography has been taking a lower share of overall silver demand, falling from 3.5% in 2016 to 2.2% in 2024, while photovoltaic demand has risen in recent years accounting for 17% in 2024. Net physical investment (i.e. in coins and bars) fell for a second consecutive year, accounting for 16% of demand in 2024, down from a high of 26.3% in 2022.

The price of silver is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of silver in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve silver holdings, agreements among central banks, political uncertainties around the world, and economic concerns. The following chart illustrates the movements in the price of an ounce of silver in dollars from December 31, 2015 to December 31, 2025 and is based on information provided by Bloomberg:

Spot Silver Price
80
70
60
50
40
30
20
10
-
US$/oz
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

Source: Bloomberg, Aberdeen. Chart data from 12/31/2015 to 12/31/2025. Spot Silver Price = SLVRLND Index.

The following is a discussion of the movements in the price of silver illustrated by the table:

The rise in the value of the U.S. Dollar, sluggish industrial growth and a tame inflation environment (which led some investors to revise their expectations of the effects of monetary expansion) were some of the drivers behind the movement fall in silver prices from 2011 to 2019. Silver reversed course in 2020, after COVID stimulus measures were announced, helping prices rise 46.75%, closing the year at $26.49 per ounce. In 2021, silver took a slight step back after its performance in 2020, as it returned -13% for the year, as silver took a backseat to riskier asset classes.

2022 was a volatile year for silver as well as other metals in the wake of Russia’s invasion of Ukraine. The invasion caused sanctions and geopolitical unrest which weighed on the economic outlook and affected the interest rate outlook. Ultimately silver finished the year at $23.95 per ounce, with a yearly performance of +2.77%.

The strong demand and reduced supply trends that were prevalent towards the end of 2022 were expected to continue in 2023. However economic and geopolitical factors including a US banking crisis drove interest rate and industrial demand volatility for the year. The price of silver ultimately ended the year at $23.79 per ounce on December 29, 2023, down -0.65% for the year, as market participants were disappointed by the lack of economic stimulus in China.

In 2024, the spot price of silver began the year on a downward trend as the economic stimulus out of China at the end of 2023 disappointed investors and had little immediate effect on the economy. The potential for U.S. interest rate cuts inspired some increased attention by investors over the summer months. The U.S. Federal Reserve’s interest rate cut provided an additional tailwind that would send the price as high as $32.48 per ounce on September 26, 2024. Headwinds grew as the US election resulted in an increased potential of tariffs that are large enough to slow Chinese economic growth. Overall, the year was marked by alternating optimism and pessimism on China’s economic activity and levels of stimulus. Additional volatility came from a disappointing energy transition in the U.S. despite an outperforming energy transition in China where silver’s use in solar panel manufacturing is a key silver demand driver.

In 2025, as the threat of extreme tariffs and sanctions came into focus, the spot price of silver finally responded to the deficit that had existed over the prior six years. That market deficit has mostly been driven by industrial demand, however investor interest in Exchange-Traded Products (ETPs) also accounted for a sizable portion of this year’s rally. In April, the US administration added silver to the draft Section 232 notice, including it as a critical mineral and fueling speculation of US tariffs, which resulted in large volumes of silver being moved from London vaults to U.S. exchange vaults to avoid any potential tariffs, with the result of tightening silver availability in London, the highest volume market. The spot price rose to $54.10 per ounce on October 17, 2025. Following a 14% selloff in October, the spot price found ongoing support from industrial demand in India and China, as the jewelry/investing sector substituted silver purchases for gold, industrial demand increased, and the Indian government approved holding both gold and silver ETPs in local pension plans. While the decision to impose tariffs on critical minerals was ultimately delayed into 2026, market speculation and investor interest in ETPs more than doubled the market deficit with large purchases throughout the year. These factors combined to support a year-end rally that drove the spot price of silver to $71.99 per ounce on December 31, 2025, an increase of 149% from the prior year end.

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

As of the date of this report, there are thirteen direct participants who have been accredited to contribute to the LBMA Silver Price: Citibank N.A. London Branch, Coins ‘N Things Inc., DRW Investments, LLC, Goldman Sachs International plc, HSBC Bank USA NA, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd. and The Toronto Dominion Bank.

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

The Sponsor’s Fee, net of waiver, for the year ended December 31, 2025 was $7,297,886 (December 31, 2024: $3,923,620; December 31, 2023: $3,247,514).

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the silver deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring silver bars from its inventory to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of silver to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the silver deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated silver to the extent of that silver deposit amount until the Custodian completes the allocation process. See “Risk Factors-Silver held in the Trust’s unallocated silver account and any Authorized Participant’s unallocated silver account will not be segregated from the Custodian’s assets “

Because silver is only allocated in multiples of whole bars, the amount of silver allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of silver credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of silver held in the Trust Unallocated Account; no more than 1,100 troy ounces of silver (maximum weight to make one Silver Good Delivery Bar) is expected to be held in the Trust Unallocated Account at the close of each business day.

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC a Delaware limited liability company formed on June 17, 2009.

The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc.is a wholly-owned indirect subsidiary of Aberdeen Group plc. (“Aberdeen”). Aberdeen has retained “abrdn” as an operational abbreviation across its subsidiary legal entities (including the Sponsor, fund names and descriptors). Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5, 2026.

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

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust

Public health emergencies, such as the COVID-19 pandemic, could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store silver, restrictions on travel that delay or prevent the transportation of silver and an increase in demand for silver may disrupt supply chains for silver, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver silver as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

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

Further, public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Silver Price, which the Trustee uses to value the silver held by the Trust and calculate the net asset value of the Trust. Public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on July 20, 2009 (the “Date of Inception”) following an initial deposit of silver. The Trust’s Shares have been listed on the NYSE Arca under the symbol SIVR since its initial public offering on July 24, 2009. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2025 and 2024.

Fiscal Year Ended December 31, 2025: Quarter Ended
	High	Low
March 31, 2025	$32.95	$28.00
June 30, 2025	$35.51	$27.86
September 30, 2025	$44.85	$34.32
December 31, 2025	$74.75	$43.73

Fiscal Year Ended December 31, 2024: Quarter Ended
	High	Low
March 31, 2024	$24.53	$21.00
June 30, 2024	$30.92	$23.68
September 30, 2024	$30.83	$25.41
December 31, 2024	$33.30	$27.46

The number of outstanding Shares of the Trust as of February 26, 2026 was 76,550,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2025	$38.08	$35.06
September 2025	$44.85	$38.27
October 2025	$51.62	$43.73
November 2025	$53.80	$44.65
December 2025	$74.75	$53.75
January 2026	$115.26	$67.95

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders, in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2025 and 2024:

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2025	4,100,000	0.954
February 2025	200,000	0.954
March 2025	250,000	0.954
April 2025	—	—
May 2025	—	—
June 2025	—	—
July 2025	—	—
August 2025	—	—
September 2025	—	—
October 2025	700,000	0.952
November 2025	1,750,000	0.952
December 2025	3,000,000	0.952
Total	10,000,000	0.953

Month	Total number of Shares redeemed	Average ounces of silver per Share
January 2024	200,000	0.956
February 2024	—	—
March 2024	400,000	0.956
April 2024	—	—
May 2024	200,000	0.956
June 2024	—	—
July 2024	500,000	0.956
August 2024	150,000	0.956
September 2024	400,000	0.956
October 2024	—	—
November 2024	—	—
December 2024	5,800,000	0.956
Total	7,650,000	0.956

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

NAV per Share vs. Silver Price from July 20, 2009 (the Date of Inception) to December 31, 2025

80.00
70.00
60.00
50.00
40.00
30.00
20.00
10.00
7/24/2009
7/24/2010
7/24/2011
7/24/2012
7/24/2013
7/24/2014
7/24/2015
7/24/2016
7/24/2017
7/24/2018
7/24/2019
7/24/2020
7/24/2021
7/24/2022
7/24/2023
7/24/2024
7/24/2025
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

	December 31, 2025	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$)
Investment in silver - cost	$2,522,357	$1,159,726	$966,910
Unrealized gain on investment in silver	2,909,249	261,764	93,764
Investment in silver - fair value	$5,431,606	$1,421,490	$1,060,674

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

The Sponsor has exercised its right to visit the Custodian in order to examine the silver and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5, 2026.

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

Results of Operations Financial Highlights

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$)
Total gain/(loss) on silver	$2,843,972	$219,163	$(10,135)
Net change assets from operations	$2,836,674	$215,240	$(13,382)
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the silver owned by the Trust plus any silver receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2025

The Trust’s NAV increased from $1,421,124,141 at December 31, 2024 to $5,430,232,445, a 282.11% increase for the year. The change in the Trust’s NAV resulted from an increase in outstanding Shares, which rose from 51,500,000 Shares at December 31, 2024 to 79,250,000 at December 31, 2025, a result of 37,750,000 Shares (755 Baskets) being created and 10,000,000 Shares (200 Baskets) being redeemed during the year and an increase in the price per ounce of silver, which rose 149.01% from $28.91 at December 31, 2024 to $71.99 at December 31, 2025.

NAV per Share increased 148.35% from $27.59 at December 31, 2024 to $68.52. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $7,297,886 for the year, or 0.30% of the Trust’s ANAV.

The NAV per Share of $71.23 at December 30, 2025 was the highest during the year, compared with a low of $27.59 at January 2, 2025.

The increase in net assets from operations for the year ended December 31, 2025 was $2,836,673,963, resulting from a realized gain of $1,960,662 on the transfer of silver to pay expenses, a realized gain on silver distributed for the redemption of Shares $194,526,844 and a change in unrealized gain on investment in silver of $2,647,484,343, offset by the Sponsor’s Fee, net of waiver, of $7,297,886. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2025.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2025

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,730	$1,901	$2,746	$4,570	$10,947
Less: Waiver of Sponsor’s Fee (Note 2.7)	(577)	(633)	(916)	(1,523)	(3,649)
Total expenses	1,153	1,268	1,830	$3,047	$7,298

Net investment loss	(1,153)	(1,268)	(1,830)	(3,047)	(7,298)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	239	309	473	940	1,961
Realized (loss) / gain on silver distributed for the redemption of Shares	29,040	—	—	165,487	194,527
Change in unrealized gain and loss on investment in silver	219,010	101,007	625,013	1,702,454	2,647,484
Total (loss) / gain on investment in sliver	248,289	101,316	625,486	1,868,881	2,843,972

Change in net assets from operations	$247,136	$100,048	$623,656	$1,865,834	$2,836,674

Net increase / (decrease) in net assets per Share	$4.88	$1.88	$9.99	$25.08	$47.07

Weighted average number of Shares	50,642,222	53,274,725	62,454,891	74,397,283	60,263,562

Year Ended December 31, 2024

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,176	$1,446	$1,561	$1,702	$5,885
Less: Waiver of Sponsor’s Fee (Note 2.7)	(392)	(482)	(520)	(568)	(1,962)
Total expenses	784	964	1,041	$1,134	$3,923

Net investment loss	(784)	(964)	(1,041)	(1,134)	(3,923)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on silver transferred to pay expenses	49	180	253	330	812
Realized (loss) / gain on silver distributed for the redemption of Shares	561	1,314	8,463	40,012	50,350
Change in unrealized gain and loss on investment in silver	32,638	215,116	72,120	(151,873)	168,001
Total (loss) / gain on investment in sliver	33,248	216,610	80,836	(111,531)	219,163

Change in net assets from operations	$32,464	$215,646	$79,795	$(112,665)	$215,240

Net increase / (decrease) in net assets per Share	$0.69	$4.58	$1.65	$(2.22)	$4.46

Weighted average number of Shares	46,817,033	47,076,374	48,248,370	50,767,391	48,234,290

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under a Rule 10b5-1 or non-Rule 10b51 trading arrangements for the year ended December 31, 2025.

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

Steven Dunn – President and Chief Executive Officer

Steven Dunn, CIMA®, is the Head of US Wealth Management at Aberdeen Investments. Mr. Dunn also guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Sharon Ferrari – Chief Financial Officer and Treasurer

Ms. Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Ms. Ferrari joined abrdn Inc. in 2008. Prior to working at abrdn Inc., Ms. Ferrari worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Audit fees – KPMG	$80,000	$94,000
Audit related fees - KPMG	0	0
	$80,000	$94,000

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

2.  Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.  Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156307 on July 21, 2009
4.1(b)	Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1(b) filed with the Trust’s Annual Report on Form 10-K for the y ear ended December 31, 2019 filed on February 28, 2020
4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022
4.1(d)	Third Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024
4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust's Annual Report on Form 10-K on February 28, 2025.
4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-156307 on July 21, 2009
10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024
10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024
10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-156307 on July 21, 2009
10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No 333-156307 on July 21, 2009
10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement, incorporated by reference to Exhibit 10.4(b) filed with the Trust’s Annual Report on Form 10-K on March 1, 2019
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 filed with the Trust’s Annual Report of Form 10-K on February 29, 2024.

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN SILVER ETF TRUST

Financial Statements as of December 31, 2025

KPMG LLP

Suite 4000

1735 Market Street

Philadelphia, PA 19103-7501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Silver ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Silver ETF Trust's  (the Trust) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments as of December 31, 2025 and December 31, 2024, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those financial statements.

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

Philadelphia, Pennsylvania

March 2, 2026

abrdn Silver ETF Trust

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: December 31, 2025: $2,522,357; December 31, 2024: $1,152,826)	$5,431,606	$1,414,591
Silver receivable	—	6,899
Total assets	5,431,606	1,421,490

LIABILITIES
Fees payable to Sponsor	1,374	366
Total liabilities	1,374	366

NET ASSETS(1)	$5,430,232	$1,421,124

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2025 were 79,250,000 and at December 31, 2024 were 51,500,000. Net asset values per Share at December 31, 2025 and December 31, 2024 were $68.52 and $27.59, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At December 31, 2025 and 2024

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	75,449,456.7	$2,522,357	$5,431,606	100.03%
Total investment in silver	75,449,456.7	$2,522,357	$5,431,606	100.03%
Less liabilities			(1,374)	(0.03)%
Net Assets			$5,430,232	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Total investment in silver	48,939,346.4	$1,152,826	$1,414,591	99.54%
Other assets less liabilities			6,533	0.46%
Net Assets			$1,421,124	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations

For the years ended December 31, 2025, 2024, and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$10,947	$5,885	$4,871
Less: Waiver	(3,649)	(1,962)	(1,624)
Total expenses	7,298	3,923	3,247
Net investment loss	(7,298)	(3,923)	(3,247)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	1,961	812	252
Realized gain on silver distributed for the redemption of Shares	194,527	50,350	10,651
Change in unrealized gain / (loss) on investment in silver	2,647,484	168,001	(21,038)
Total gain / (loss) on investment in silver	2,843,972	219,163	(10,135)

Change in net assets from operations	$2,836,674	$215,240	$(13,382)

Net increase / (decrease) in net assets per Share	$47.07	$4.46	$(0.28)

Weighted average number of Shares	60,263,562	48,234,290	48,148,767

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	51,500,000	$1,421,124
Net investment loss		(7,298)
Realized gain on investment in silver		196,488
Change in unrealized gain on investment in silver		2,647,484
Creations	37,750,000	1,635,603
Redemptions	(10,000,000)	(463,169)
Closing balance at December 31, 2025	79,250,000	$5,430,232

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	46,550,000	$1,060,403
Net investment loss		(3,923)
Realized gain on investment in silver		51,162
Change in unrealized gain on investment in silver		168,001
Creations	12,600,000	364,716
Redemptions	(7,650,000)	(219,235)
Closing balance at December 31, 2024	51,500,000	$1,421,124

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	48,650,000	$1,118,817
Net investment loss		(3,247)
Realized gain on investment in silver		10,903
Change in unrealized (loss) on investment in silver		(21,038)
Creations	4,900,000	110,705
Redemptions	(7,000,000)	(155,737)
Closing balance at December 31, 2023	46,550,000	$1,060,403

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$27.59	$22.78	$23.00
Income from investment operations:
Net investment loss	(0.12)	(0.08)	(0.07)
Total realized and unrealized gains or losses on investment in silver	41.05	4.89	(0.15)
Change in net assets from operations	40.93	4.81	(0.22)

Net asset value per Share at end of period	$68.52	$27.59	$22.78

Weighted average number of Shares	60,263,562	48,234,290	48,148,767

Expense ratio(1)	0.30%	0.30%	0.30%

Net investment loss ratio	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value	148.35%	21.12%	(0.96)%

(1)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Notes to the Financial Statements

1.      Organization

The abrdn Silver ETF Trust (the “Trust”) is a common law trust formed on July 20, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds silver and issues abrdn Physical Silver Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of silver and distributes silver in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc., which is a wholly-owned indirect subsidiary of Aberdeen Group plc. The Trust is governed by the Trust Agreement.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2025	December 31, 2024
Level 1
Investment in silver	$5,431,606	$1,414,591

There were no transfers between levels during the years ended December 31, 2025 and 2024.

2.3. Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within one business day of the trade date. At December 31, 2025, the Trust has no receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had $6,898,661 of silver receivable for the creation of Shares and no silver payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2025 or December 31, 2024.

2.6. Investment in Silver

Changes in ounces of silver and their respective values for the years ended December 31, 2025 and 2024 are set out below:

	Year Ended December 31, 2025	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	48,939,346.4	44,584,861.0
Creations	36,207,139.9	11,798,793.7
Redemptions	(9,531,087.0)	(7,307,064.1)
Transfers of silver to pay expenses	(165,942.6)	(137,244.2)
Closing balance	75,449,456.7	48,939,346.4

Investment in silver
Opening balance	$1,414,591	$1,060,674
Creations	1,642,502	357,817
Redemptions	(463,169)	(219,235)
Realized gain on silver distributed for the redemption of Shares	194,527	50,350
Transfers of silver to pay expenses	(6,290)	(3,828)
Realized gain on silver transferred to pay expenses	1,961	812
Change in unrealized (loss) on investment in silver	2,647,484	168,001
Closing balance	$5,431,606	$1,414,591

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

For the years ended December 31, 2025, 2024 and 2023, the Sponsor’s Fee, net of fees waived by the Sponsor, was $7,297,886, $3,923,620, and $3,247,514, respectively.

At December 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $1,373,945 and $366,328, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the years ended December 31, 2025, 2024 and 2023 was $3,648,943, $1,961,810 and $1,623,757, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2025, 2024, and 2023.

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

2.8 Segment Reporting

Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Trust’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Trust’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Trust’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: March 2, 2026	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2026	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit No.	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).