Form 10-Q
period 2026-06-30
abrdn Silver ETF Trust
filed 2026-08-07
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_________________to_________________

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

As of August 5, 2026 abrdn Silver ETF Trust had 71,150,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: June 30, 2026: $2,617,806; December 31, 2025: $2,522,357)	$3,951,558	$5,431,606
Total assets	3,951,558	5,431,606

LIABILITIES
Fees payable to Sponsor	988	1,374
Total liabilities	988	1,374

NET ASSETS(1)	$3,950,570	$5,430,232

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2026 were 70,700,000 and at December 31, 2025 were 79,250,000. Net asset values per Share at June 30, 2026 and December 31, 2025 were $55.88 and $68.52, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	67,209,074.2	$2,617,806	$3,951,558	100.03%
Total investment in silver	67,209,074.2	$2,617,806	$3,951,558	100.03%
Less liabilities			(988)	(0.03)%
Net Assets			$3,950,570	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000’s of US$, except for oz and percentage data)
Silver	75,449,456.7	$2,522,357	$5,431,606	100.03%
Total investment in silver	75,449,456.7	$2,522,357	$5,431,606	100.03%
Less liabilities			(1,374)	(0.03)%
Net Assets			$5,430,232	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$5,608	$1,901	$12,071	$3,631
Less: Waiver	(1,870)	(633)	(4,024)	(1,210)
Total expenses	3,738	1,268	8,047	2,421

Net investment loss	(3,738)	(1,268)	(8,047)	(2,421)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	2,054	309	4,484	547
Realized gain on silver distributed for the redemption of Shares	139,483	—	744,295	29,040
Change in unrealized (loss) / gain on investment in silver	(1,084,421)	101,007	(1,575,497)	320,017
Total (loss)/gain on investment in silver	(942,884)	101,316	(826,718)	349,604

Change in net assets from operations	$(946,622)	$100,048	$(834,765)	$347,183

Net increase / (decrease) in net assets per Share	$(13.10)	$1.88	$(11.20)	$6.68

Weighted average number of Shares	72,247,253	53,274,725	74,507,735	51,965,746

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	71,900,000	$4,970,487	50,500,000	$1,640,598
Net investment loss		(3,738)		(1,268)
Realized gain on investment in silver		141,537		309
Change in unrealized (loss)/gain on investment in silver		(1,084,421)		101,007
Creations	3,200,000	227,677	7,300,000	241,490
Redemptions	(4,400,000)	(300,972)	—	—
Closing balance	70,700,000	$3,950,570	57,800,000	$1,982,136

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	79,250,000	$5,430,232	51,500,000	$1,421,124
Net investment loss		(8,047)		(2,421)
Realized gain on investment in silver		748,779		29,587
Change in unrealized (loss)/gain on investment in silver		(1,575,497)		320,017
Creations	9,200,000	720,100	10,850,000	346,826
Redemptions	(17,750,000)	(1,364,997)	(4,550,000)	(132,997)
Closing balance	70,700,000	$3,950,570	57,800,000	$1,982,136

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$69.13	$32.49	$68.52	$27.59
Income from investment operations:
Net investment loss	(0.05)	(0.02)	(0.11)	(0.05)
Total realized and unrealized gains or losses on investment in silver	(13.20)	1.82	(12.53)	6.75
Change in net assets from operations	(13.25)	1.80	(12.64)	6.70

Net asset value per Share at end of period	$55.88	$34.29	$55.88	$34.29

Weighted average number of Shares	72,247,253	53,274,725	74,507,735	51,965,746

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	(19.17)%	5.54%	(18.45)%	24.28%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s silver. At June 30, 2026, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

(Amounts in 000’s of US$)	June 30, 2026	December 31, 2025
Level 1
Investment in silver	$3,951,558	$5,431,606

There were no transfers between levels during the six months ended June 30, 2026 or the year ended December 31, 2025.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within one business day of the trade date. At June 30, 2026, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had no receivable or payable for the creation or redemption of Shares.

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

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2026 or December 31, 2025.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and six months ended June 30, 2026 and 2025 are set out below:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	68,401,915.7	47,901,025.1
Creations	3,042,698.5	7,246,804.5
Redemptions	(4,182,904.7)	—
Transfers of silver to pay expenses	(52,635.3)	(37,230.8)
Closing balance	67,209,074.2	55,110,598.8

Investment in silver
Opening balance	$4,971,793	$1,631,269
Creations	227,677	251,236
Redemptions	(300,972)	—
Realized gain on silver distributed for the redemption of Shares	139,483	—
Transfers of silver to pay expenses	(4,056)	(1,217)
Realized gain on silver transferred to pay expenses	2,054	309
Change in unrealized (loss) / gain on investment in silver	(1,084,421)	101,007
Closing balance	$3,951,558	$1,982,604

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	75,449,456.7	48,939,346.4
Creations	8,752,374.0	10,587,527.1
Redemptions	(16,884,823.8)	(4,342,802.1)

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Transfers of silver to pay expenses	(107,932.7)	(73,472.6)
Closing balance	67,209,074.2	55,110,598.8

Investment in silver
Opening balance	$5,431,606	$1,414,591
Creations	720,100	353,725
Redemptions	(1,364,997)	(132,997)
Realized gain on silver distributed for the redemption of Shares	744,295	29,040
Transfers of silver to pay expenses	(8,434)	(2,319)
Realized gain on silver transferred to pay expenses	4,484	547
Change in unrealized (loss) / gain on investment in silver	(1,575,497)	320,017
Closing balance	$3,951,558	$1,982,604

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

For the three months ended June 30, 2026 and 2025, the Sponsor’s Fee, net of fees waived by the Sponsor, was $3,738,176 and $1,267,638, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Sponsor’s Fee, net of fees waived by the Sponsor, was $8,047,139 and $2,420,680, respectively.

At June 30, 2026 and at December 31, 2025, the fees payable to the Sponsor were $987,842 and $1,373,945, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended June 30, 2026 and 2025 was $1,869,088 and $633,819, respectively. As a result of the waiver, the Sponsor’s Fee waived for the six months ended June 30, 2026 and June 30, 2025 was $4,023,569 and $1,210,340, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2026 and 2025.

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

The Quarter Ended June 30, 2026

The Trust’s NAV decreased from $4,970,486,736 at March 31, 2026 to $3,950,569,678 at June 30, 2026, a 20.52% decrease for the quarter. The change in the Trust's NAV resulted from a decrease in the price per ounce of silver, which fell 19.12% from $72.69 at March 31, 2026 to $58.80 at June 30, 2026, and a decrease in outstanding Shares, which fell from 71,900,000 Shares at March 31, 2026 to 70,700,000 Shares at June 30, 2026 as a result of 3,200,000 Shares (64 Baskets) being created and 4,400,000 Shares (88 Baskets) being redeemed during the quarter.

The NAV per Share decreased 19.17% from $69.13 at March 31, 2026 to $55.88 at June 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $3,738,176 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $82.51 at May 14, 2026 was the highest during the quarter, compared with a low of $54.52 at June 25, 2026.

The decrease in net assets from operations for the quarter ended June 30, 2026 was $946,623,466, resulting from a change in unrealized loss on investment in silver of $1,084,420,973 and the Sponsor's Fee, net of waiver, of $3,738,176, offset by a realized gain of $2,053,538 on the transfer of silver to pay expenses and a realized gain of $139,482,145 on silver distributed for the redemption of Shares. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended June 30, 2026.

The Six Months Ended June 30, 2026

The Trust’s NAV decreased from $5,430,232,445 at December 31, 2025 to $3,950,569,678 at June 30, 2026, a 27.25% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of silver, which fell 18.32% from $71.99 at December 31, 2025 to $58.80 at June 30, 2026 and a decrease in outstanding Shares, which fell from 79,250,000 Shares at December 31, 2025 to 70,700,000 Shares at June 30, 2026 as a result of 9,200,000 Shares (184 Baskets) being created and 17,750,000 Shares (355 Baskets) being redeemed during the period.

The NAV per Share decreased 18.45% from $68.52 at December 31, 2025 to $55.88 at June 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $8,047,139 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $112.71 at January 29, 2026 was the highest during the period, compared with a low of $54.52 at June 25, 2026.

The decrease in net assets from operations for the period ended June 30, 2026 was $834,766,376, resulting from a change in unrealized loss on investment in silver of $1,575,497,323 and the Sponsor's Fee, net of waiver, of $8,047,139, offset by a realized gain of $4,483,544 on the transfer of silver to pay expenses and a realized gain of $744,294,542 on silver distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2026.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust's only source of liquidity is its transfers and sales of silver.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At June 30, 2026, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2026:

64 Baskets were created.

88 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
April 2026	20	1,000,000	0.951
May 2026	24	1,200,000	0.951
June 2026	44	2,200,000	0.950
	88	4,400,000	0.951

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 7, 2026	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.