Form 10-Q
period 2026-09-30
abrdn Silver ETF Trust
filed 2026-11-06
CIK 1450922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_________________to_________________

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

As of November 5, 2026 abrdn Silver ETF Trust had 71,600,000 abrdn Physical Silver Shares ETF outstanding.

abrdn Silver ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

abrdn Silver ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026	December 31, 2025
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in silver (cost: September 30, 2026: $2,836,581; December 31, 2025: $2,522,357)	$4,260,215	$5,431,606
Total assets	4,260,215	5,431,606

LIABILITIES
Fees payable to Sponsor	1,047	1,374
Total liabilities	1,047	1,374

NET ASSETS(1)	$4,259,168	$5,430,232

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2026 were 73,850,000 and at December 31, 2025 were 79,250,000. Net asset values per Share at September 30, 2026 and December 31, 2025 were $57.67 and $68.52, respectively.

See Notes to the Financial Statements

abrdn Silver ETF Trust

Schedules of Investments

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	70,150,099.1	$2,836,581	$4,260,215	100.02%
Total investment in silver	70,150,099.1	$2,836,581	$4,260,215	100.02%
Less liabilities			(1,047)	(0.02)%
Net Assets			$4,259,168	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in silver (in 000's of US$, except for oz and percentage data)
Silver	75,449,456.7	$2,522,357	$5,431,606	100.03%
Total investment in silver	75,449,456.7	$2,522,357	$5,431,606	100.03%
Less liabilities			(1,374)	(0.03)%
Net Assets			$5,430,232	100.00%

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$4,978	$2,746	$17,049	$6,377
Less: Waiver	(1,659)	(916)	(5,683)	(2,126)
Total expenses	3,319	1,830	11,366	4,251

Net investment loss	(3,319)	(1,830)	(11,366)	(4,251)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on silver transferred to pay expenses	1,236	473	5,720	1,020
Realized gain on silver distributed for the redemption of Shares	25,796	—	770,091	29,040
Change in unrealized gain / (loss) on investment in silver	89,882	625,013	(1,485,615)	945,030
Total gain/(loss) on investment in silver	116,914	625,486	(709,804)	975,090

Change in net assets from operations	$113,595	$623,656	$(721,170)	$970,839

Net increase / (decrease) in net assets per Share	$1.58	$9.99	$(9.79)	$17.49

Weighted average number of Shares	71,970,652	62,454,891	73,652,747	55,500,549

See Notes to the Financial Statements

abrdn Silver ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	70,700,000	$3,950,570	57,800,000	$1,982,136
Net investment loss		(3,319)		(1,830)
Realized gain on investment in silver		27,032		473
Change in unrealized gain on investment in silver		89,882		625,013
Creations	4,300,000	263,628	10,500,000	398,233
Redemptions	(1,150,000)	(68,625)	—	—
Closing balance	73,850,000	$4,259,168	68,300,000	$3,004,025

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	79,250,000	$5,430,232	51,500,000	$1,421,124
Net investment loss		(11,366)		(4,251)
Realized gain on investment in silver		775,811		30,060
Change in unrealized (loss)/gain on investment in silver		(1,485,615)		945,030
Creations	13,500,000	983,728	21,350,000	745,059
Redemptions	(18,900,000)	(1,433,622)	(4,550,000)	(132,997)
Closing balance	73,850,000	$4,259,168	68,300,000	$3,004,025

See Notes to the Financial Statements

abrdn Silver ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$55.88	$34.29	$68.52	$27.59
Income from investment operations:
Net investment loss	(0.05)	(0.03)	(0.15)	(0.08)
Total realized and unrealized gains or losses on investment in silver	1.84	9.72	(10.70)	16.47
Change in net assets from operations	1.79	9.69	(10.85)	16.39

Net asset value per Share at end of period	$57.67	$43.98	$57.67	$43.98

Weighted average number of Shares	71,970,652	62,454,891	73,652,747	55,500,549

Expense ratio(1)(2)	0.30%	0.30%	0.30%	0.30%

Net investment loss ratio(1)(2)	(0.30)%	(0.30)%	(0.30)%	(0.30)%

Total return, net asset value(3)	3.20%	28.26%	(15.83)%	59.41%

(1)	Annualized for periods less than one year.
(2)	The expense ratio is calculated net of the voluntary waiver (refer to Note 2.7). The Gross Expense Ratio is 0.45%.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC” or the “Custodian”), providing for the custody of the Trust’s silver. At September 30, 2026, all of the Trust’s silver was held at ICBC or a sub-custodian selected by ICBC.

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

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

(Amounts in 000’s of US$)	September 30, 2026	December 31, 2025

Level 1
Investment in silver	$4,260,215	$5,431,606

There were no transfers between levels during the nine months ended September 30, 2026 or the year ended December 31, 2025.

2.3.    Silver Receivable and Payable

Silver receivable or payable represents the quantity of silver covered by contractually binding orders for the creation or redemption of Shares respectively, where the silver has not yet been transferred to or from the Trust’s account. Generally, ownership of silver is transferred within one business day of the trade date. At September 30, 2026, the Trust had no silver receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had no silver receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2026 or December 31, 2025.

2.6.    Investment in Silver

Changes in ounces of silver and their respective values for the three and nine months ended September 30, 2026 and 2025 are set out below:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	67,209,074.2	55,110,598.8
Creations	4,084,984.6	10,004,777.0
Redemptions	(1,092,646.3)	—
Transfers of silver to pay expenses	(51,313.4)	(42,442.5)
Closing balance	70,150,099.1	65,072,933.3

Investment in silver
Opening balance	$3,951,558	$1,982,604
Creations	263,628	398,233
Redemptions	(68,625)	—
Realized gain on silver distributed for the redemption of Shares	25,796	—
Transfers of silver to pay expenses	(3,260)	(1,580)
Realized gain on silver transferred to pay expenses	1,236	473
Change in unrealized gain on investment in silver	89,882	625,013
Closing balance	$4,260,215	$3,004,743

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of silver
Opening balance	75,449,456.7	48,939,346.4
Creations	12,837,358.6	20,592,304.1

abrdn Silver ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Redemptions	(17,977,470.1)	(4,342,802.1)
Transfers of silver to pay expenses	(159,246.1)	(115,915.1)
Closing balance	70,150,099.1	65,072,933.3

Investment in silver
Opening balance	$5,431,606	$1,414,591
Creations	983,728	751,958
Redemptions	(1,433,622)	(132,997)
Realized gain on silver distributed for the redemption of Shares	770,091	29,040
Transfers of silver to pay expenses	(11,693)	(3,899)
Realized gain on silver transferred to pay expenses	5,720	1,020
Change in unrealized (loss) / gain on investment in silver	(1,485,615)	945,030
Closing balance	$4,260,215	$3,004,743

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

For the three months ended September 30, 2026 and 2025, the Sponsor’s Fee, net of fees waived by the Sponsor, was $3,318,537 and $1,830,490, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Sponsor’s Fee, net of fees waived by the Sponsor, was $11,365,676 and $4,251,170, respectively.

At September 30, 2026 and at December 31, 2025, the fees payable to the Sponsor were $1,047,165 and $1,373,945, respectively.

As a result of the waiver, the Sponsor’s Fee waived for the three months ended September 30, 2026 and 2025 was $1,659,269 and $915,545, respectively. As a result of the waiver, the Sponsor’s Fee waived for the nine months ended September 30, 2026 and September 30, 2025 was $5,682,838 and $2,125,885, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay these expenses. When selling silver to pay expenses, the Trustee will endeavor to sell the smallest amounts of silver needed to pay these expenses in order to minimize the Trust’s holdings of assets other than silver. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2026 and 2025.

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

Shares of the Trust trade on the NYSE Arca, Inc. ("NYSE Arca") under the symbol “SIVR”.

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

The Quarter Ended September 30, 2026

The Trust’s NAV increased from $3,950,569,678 at June 30, 2026 to $4,259,168,351 at September 30, 2026, a 7.81% increase for the quarter. The change in the Trust's NAV resulted from an increase in the price per ounce of silver, which rose 3.28% from $58.80 at June 30, 2026 to $60.73 at September 30, 2026 and an increase in outstanding Shares, which rose from 70,700,000 Shares at June 30, 2026 to 73,850,000 Shares at September 30, 2026 as a result of 4,300,000 Shares (86 Baskets) being created and 1,150,000 Shares (23 Baskets) being redeemed during the quarter.

The NAV per Share increased 3.20% from $55.88 at June 30, 2026 to $57.67 at September 30, 2026. The Trust’s NAV per Share rose slightly less than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $3,318,537 for the quarter, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $66.74 at August 28, 2026 was the highest during the quarter, compared with a low of $52.54 at July 17, 2026.

The increase in net assets from operations for the quarter ended September 30, 2026 was $113,596,687, resulting from a realized gain of $1,236,294 on the transfer of silver to pay expenses, a realized gain of $25,796,768 on silver distributed for the redemption of Shares and a change in unrealized gain on investment in silver of $89,882,162, offset by the Sponsor's Fee, net of waiver, of $3,318,537. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended September 30, 2026.

The Nine Months Ended September 30, 2026

The Trust’s NAV decreased from $5,430,232,445 at December 31, 2025 to $4,259,168,351 at September 30, 2026, a 21.57% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of silver, which fell 15.64% from $71.99 at December 31, 2025 to $60.73 at September 30, 2026 and a decrease in outstanding Shares, which fell from 79,250,000 Shares at December 31, 2025 to 73,850,000 Shares at September 30, 2026 as a result of 13,500,000 Shares (270 Baskets) being created and 18,900,000 Shares (378 Baskets) being redeemed during the period.

The NAV per Share decreased 15.83% from $68.52 at December 31, 2025 to $57.67 at September 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of silver on a percentage basis due to the Sponsor’s Fee, net of waiver, which was $11,365,676 for the period, or 0.30% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $112.71 at January 29, 2026 was the highest during the period, compared with a low of $52.54 at July 17, 2026.

The decrease in net assets from operations for the period ended September 30, 2026 was $721,169,688, resulting from a change in unrealized loss on investment in silver of $1,485,615,161 and the Sponsor's Fee, net of waiver, of $11,365,676, offset by a realized gain of $5,719,838 on the transfer of silver to pay expenses and a realized gain of $770,091,311 on silver distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s silver as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell silver to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of silver to the Sponsor. At September 30, 2026, the Trust did not have any cash balances.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2026:

86 Baskets were created.

23 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of silver per Share
July 2026	5	250,000	0.950
August 2026	18	900,000	0.950
September 2026	—	—	—
	23	1,150,000	0.950

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended September 30, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Silver ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 6, 2026	/s/ Steven Dunn *
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.